Form 10-K
period 1997-03-31
TOTAL CONTROL PRODUCTS INC
filed 1997-06-20
CIK 916502

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                   ---------------

                                      FORM 10-K

                                      (MARK ONE)
               [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                          OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM      TO

                           [COMMISSION FILE NUMBER 0-____]

                                   ---------------

                             TOTAL CONTROL PRODUCTS, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            ILLINOIS                                             36-3209178
(State or other jurisdiction of                               (I.R.S Employer
 incorporation or organization)                              Identification No.)

       2001 NORTH JANICE AVENUE
        MELROSE PARK, ILLINOIS                                      60160
(Address of principal executive offices)                         (Zip Code)

                                    (708) 345-5500
                 (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                              COMMON STOCK, NO PAR VALUE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X      No
                                    -----       -----

    Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    AGGREGATE MARKET VALUE, AS OF JUNE 20, 1997, OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT: ($23,801,624) BASED ON THE LAST REPORTED SALE PRICE ON THE NASDAQ NATIONAL MARKET SYSTEM.

 NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON JUNE 20, 1997: 6,916,465 SHARES

                                        PART I

ITEM 1.  BUSINESS

Total Control Products, Inc. designs, develops and markets products and technology for the control segment of the industrial automation market. The Company's broad range of products are used to define, monitor and maintain the operation, sequencing and safety of industrial equipment and machinery on the factory floor. These products range from closed architecture programmable logic controller operator interfaces to open architecture control software and systems, and are sold primarily through an international network of independent distributors with approximately 225 sales locations. End-users of the Company's products include Abbott Laboratories, The Boeing Company, The Coca-Cola Company, The Dow Chemical Company, Eastman Kodak Company, Ford Motor Company, General Motors Corporation, Nabisco, Inc. and USX Corporation. Unless the context otherwise indicates, all references in this filing to "Total Control" or the "Company" refer to Total Control Products, Inc. and its subsidiaries, including Taylor Industrial Software, Inc., an Alberta corporation ("Taylor"), a company of which 61.0% of the voting shares are owned by the Company.

THE INDUSTRIAL AUTOMATION INDUSTRY

Industrial manufacturing processes have become increasingly complex and difficult to manage, especially at the factory floor level. While trying to respond to such complexities, manufacturers are simultaneously under increased competitive pressures to lower costs, increase quality and efficiency and meet customer delivery deadlines. These pressures are often further complicated by the additional burden of compliance with governmental regulations, safety
procedures and internal information reporting needs.   To manage the complexity
of the manufacturing environment and to satisfy these requirements, manufacturers must collect and analyze large amounts of data concerning their operations on a timely, comprehensive and efficient basis. Industrial automation provides solutions to these challenges.

The industrial automation industry can be divided into three segments: planning, execution and control. Products in the PLANNING segment translate information, such as customer orders and material purchases, into a comprehensive plan for the manufacture of products. Products in the EXECUTION segment schedule and monitor plant resources to ensure that machines produce products in accordance with the production plan. Products in the CONTROL segment, upon which the Company primarily focuses, allow users to define, monitor and maintain the operation, sequencing and safety of industrial equipment and machinery on the factory floor.

Specifically, control segment functions include supervisory controls, which allow individual machines to interact with each other; operator interfaces, which allow a human operator to communicate with an individual machine; and controllers, including programmable logic controllers ("PLCs") and industrial computers, which intelligently control the operation of a machine. This market is presently dominated by proprietary control products from manufacturers of PLCs such as Allen-Bradley, Siemens Energy and Automation, Inc. and GE Fanuc Automation North America, Inc. Proprietary control products have many inherent limitations, including fixed, vendor-defined functionality and difficulty in programming, integrating and networking with other proprietary products and systems. As manufacturers benefited from the increasing automation of individual machines, difficulties remained in integrating proprietary control segment products into different parts of the manufacturing process. With little communication ability among these products, multiple "islands of information" within a manufacturing operation resulted as products from one vendor could not easily share information with products from another vendor, forcing a manufacturer to depend upon a single vendor. For the manufacturer, this resulted in a high cost of ownership and the inability to take advantage of the inherent cost and performance benefits associated with standards-based products.

In response to these problems, the Company believes end-users in the control segment of the industrial automation marketplace are beginning to migrate towards open systems-based products. This migration is occurring gradually as manufacturers build new facilities and replace or upgrade existing facilities. By moving to interoperable products, manufacturers can benefit from standard networking protocols which provide enhanced connectivity, intuitive graphical user interfaces, enhanced application software functionality and the continued cost reductions associated with general purpose hardware. The availability of a standardized, easy-to-support operating system, such as Windows NT, allows industrial automation products to be based upon an open architecture platform with widespread market acceptance. In addition, the Company believes the advent of relatively low cost network computers, linked together through Internet or intranet protocols and technologies, will allow manufacturers and end-users greater communication and functionality in automation systems. Eventually, the Company believes these trends may result in the development of network computer systems which combine PLC and operator interface functionality to control the actions of machines on the factory floor.

Distributors are an integral part of the technological evolution occurring in the industrial automation marketplace. Traditionally, a substantial portion of industrial automation products have been sold through the use of independent distributors because they provide vendors with broad geographic and account coverage. Distributors also provide customers with a broad product line and local support and service and generally have well established, long-standing relationships with customers. As competitive pressures force distributors to limit the number of vendors and product lines they represent, the Company believes distributors will seek to represent vendors who offer a comprehensive line of products that will fill the needs of customers who have not migrated towards open systems as well as those who demand a line of products based on interoperable software and hardware. Because distributors base their business on satisfying the demands of their customer base, they need to offer a migration path from traditional industrial automation technology to products based on open systems technology.

The technology shift in the market for control products is similar to the transition in the office environment towards open client/server computing. The Company believes that an opportunity exists for vendors that can offer, through distribution, control segment products which span the range from proprietary, closed architecture products to standards-based open-system products.

STRATEGY

The Company's goal is to become a leading worldwide provider of products and technology in the control segment of the industrial automation market. Key elements of the Company's strategy are as follows:

LEVERAGE THE SUCCESS OF QUICKPANEL. The Company's principal product line, QuickPanel and other similar products, has gained a leadership position in its market. It has been the Company's most successful product line, accounting for 70.7% and 62.4% of net sales in fiscal 1996 and 1997, respectively. The Company believes that this product line delivers price/performance leadership and has allowed the Company to gain visibility and enhance its reputation both with distributors and with end-users.

DEVELOP PRODUCTS FOR SALE THROUGH INDEPENDENT DISTRIBUTORS. The Company utilizes an international network of independent distributors that specialize in sales of industrial automation products. The Company believes that, because distributors are seeking to make their operations more efficient by reducing the number of approved vendors from which they buy products, they have come to expect that the Company will provide a broad range of products which serve the control segment of the market. The Company is focused on developing industrial automation products that, from price, performance and support perspectives, satisfy the selling requirements of its distributors, and the Company does not currently anticipate designing or marketing products that are not suitable for its existing independent distributors. As the industrial automation industry moves from proprietary systems to open architecture technology, the Company anticipates that a wide variety of new and existing hardware and software technologies will converge, providing a broader range of sales opportunities for both the Company and its distributors.

EXPAND THE NETWORK OF INDEPENDENT DISTRIBUTORS.   Since the Company's decision
in 1994 to channel its sales efforts through distributors, the Company has increased the number of distributor sales locations from approximately 130 in October 1994 to approximately 225 in March 1997. The Company seeks to establish and maintain relationships with the leading industrial automation product distributors in each of the geographic market areas in which it competes and periodically evaluates its distributors' market positions. The Company believes that by offering a comprehensive migration path from closed to open architecture products in the industrial automation industry, its mindshare among distributors will continue to be enhanced, making it an attractive choice for distributors.

LEVERAGE THE TREND TOWARDS OPEN SYSTEMS.   The Company believes it is positioned
to gain a leadership position in the next generation of industrial automation technologies. Because the Company is migrating its products to object-oriented software products that run in the Microsoft operating environment, the Company believes it will be in a position to benefit from the expected rapid acceptance of Microsoft Windows NT on the factory floor. The Company's goal is to provide cost effective distributed client/server products that can improve factory productivity and enhance business management and control.

SEEK PRODUCT PORTFOLIO EXPANSION OPPORTUNITIES. The industrial automation industry continues to be highly competitive and fragmented. The Company believes that this fragmentation will allow it to continue to acquire companies, assets and product lines in this market, although the Company does not currently have any planned acquisitions. This strategy will allow the Company to continue to expand its product portfolio and leverage its distribution channel in order
to continue to build market share.   The Company's acquisition strategy has been
and will continue to be to seek companies, assets and products that are attractive to the Company's current end-user base, require technological understanding similar to the Company's current products, and can be easily marketed through its independent distributors.

FOCUS RESOURCES ON STRATEGIC AREAS. The Company's strategy is to maximize flexibility and efficiency in the development of its products in order to quickly and inexpensively bring them to market. The Company seeks to use the most efficient methods available to implement this strategy, including building strategic alliances, such as the Company's relationship with Digital Electronics Corporation, a corporation located in Osaka, Japan ("Digital Electronics"). The Company intends to continue to limit spending in non-strategic areas by using third party suppliers for most of its hardware and manufacturing needs, thereby eliminating the need to build and maintain costly manufacturing infrastructures.

PRODUCTS

The Company's products are used to define, monitor and maintain the operation, sequencing and safety of industrial equipment and machinery on the factory floor. The Company offers a wide range of products, from proprietary PLC operator interfaces to open architecture control software and systems. The Company designs these products to satisfy the price and performance characteristics demanded by its distributors and end-users, and sells products to its distributors at a discount from the end-user list price for such products.

GRAPHICS-BASED OPERATOR INTERFACE PRODUCTS. These products are easy-to-use displays which allow human machine operators to monitor and program industrial equipment by receiving and inputting information through a display screen. The Company has sold over 30,000 units in this class since 1989, and sales from these graphics-based product lines represented 70.7% and 62.4% of the Company's net sales in fiscal 1996 and 1997, respectively.

The Company's products in this category consist of monochrome and color graphical displays on either a flat panel or a cathode ray tube ("CRT") based screen. These products offer graphical touchscreen operator interfaces that are cost-effective replacements to a variety of discrete devices, from push buttons to message centers. The trend in this product class is towards smaller, flat panel-based displays as opposed to the more bulky CRT screens. The QuickPanel flat panel product line has eight separate models, while the CRT-based SmartScreen is sold in a variety of screen sizes and configurations. All of these units are designed for single operator stations and include connectivity technology to communicate with proprietary PLCs. The Company's graphics-based operator interface products can communicate with over 20 major PLCs and PLC networks including Allen-Bradley Remote I/O-TM-, Data Highway PLUS-TM-, Modicon Modbus Plus-TM-, and GE Genius I/O-TM-. Consequently, these products are capable of serving as bridges to open systems products and technology.

SOFTWARE TOOLS.  The Company's software tools are described below:

    PROCESSWINDOW. ProcessWindow is a graphical operator interface software program that enhances the man-machine interface ("MMI") that occurs between a human operator and a particular piece of factory equipment. The product provides a variety of information management and display capabilities that can be programed by the user, runs under Windows 3.1 and NT and is capable of communicating with many different control systems. In addition, it can be linked to the Company's ProWorx and Waltz software products.

    PROWORX.  ProWorx NxT, ProWorxPlus and ProWorx IV are software tools which
    support the operation of PLCs.   These products allow a human operator to
    easily and efficiently program a PLC to control the parameters of a machine's operation. Each of the products in this class run on DOS- or Windows-compatible PCs, and support PLCs manufactured by Allen-Bradley and Modicon.

    WALTZ. The Company's Waltz control software is a PC-based control product that allows a machine operator to have direct PC control over the operation of a machine without the necessity of a PLC. Waltz runs on Windows NT and includes an IEC 1131-3 compatible editor, a controller, communication drivers to various types of input/output systems, and an operator interface based on the Company's ProcessWindow software. By utilizing general purpose computers and high-performance, real-time operating systems, such as Windows NT, this software tool allows manufacturers to reduce dependency on proprietary PLCs and shift their operations to open systems technology.

    SECURWORX. Users of multiple PLCs and other programmable devices may be faced with hundreds of controllers on a particular site, each containing unique application programs, connected by means of a local area network.
    As human operators make changes to the programming of a particular PLC, the Company's SecurWorx client/server database management software provides version control management as well as password protection. SecurWorx produces an audit trail of the controller program changes and is integrated with the Company's ProWorx software.

    QUICKDESIGNER. QuickDesigner is a Windows compatible software design tool used with the Company's flat panel operator interface products. This software tool allows users to configure the display features on the graphical flat panel touchscreen to meet their individual needs.

    TEXT-BASED OPERATOR INTERFACES.   These products, such as Grey-Line,
    MessageCenter and QuickMarquee, report on the operation of industrial equipment by sending textual messages to the machine operator through the use of a digital display apparatus, with display sizes ranging from one quarter inch to eight inches. This allows the machine operator to review messages as needed, rather than having to constantly monitor a complicated control panel filled with push buttons, pilot lights and selector switches. These products, although the most basic types of operator interfaces, are still widely popular and allow the Company to provide a broad range of products for the control segment of the industrial automation market.

INDUSTRIAL COMPUTER WORKSTATIONS. The Company offers the TCS family of ruggedized, open architecture computers, workstations and stand alone computers and monitors specifically designed for the harsh requirements of the factory floor. The products vary based on size, mounting configurations, display types, memory, storage devices, key pads and touchscreen options. In addition, the TCS family of industrial computers is also available bundled with the Company's software products.

PRODUCTS UNDER DEVELOPMENT.   The Company intends to focus its product
development efforts on incorporating the high-end functionality of the Company's software tools into its existing text-based and graphics-based operator interface products. This development would allow the graphics-based products to offer the same control and networking functionality that is currently available in the software tools. The Company believes the resulting products would provide enhanced price/performance leadership, allowing open architecture to be available at the lower end of the product spectrum and providing the end-user the benefit of enhanced flexibility, connectivity and functionality without having to convert its control systems to PC-based systems. In particular, the Company is beginning to invest substantial resources in developing future generations of the QuickPanel product line aimed at giving it the functionality of an open standards, interoperable network computer.

SERVICE AND SUPPORT. The Company maintains an inventory of spare parts and service stock. The shipment of spare parts and the performance of repair service on out-of-warranty products is a small, but high margin part of the Company's business. For its software products, the Company offers annual customer support contracts that entitle the purchaser to free phone support and software upgrades during the length of the contract.

SALES, MARKETING AND SUPPORT

    The Company's products are sold in more than 25 countries, primarily through an international network of independent distributors having approximately 225 sales locations. The Company seeks to establish and maintain relationships with the leading industrial automation distributors in each of the geographic market areas in which it competes, and periodically evaluates its distributors' market positions. The Company's distributors typically provide customer training, application engineering and support. The Company believes that its commitment to service and support has been and will continue to be a significant factor in its success. Sales to one distributor, McNaughton-McKay Electric Company, accounted for 13.9%,

9.5% and 9.3% of the Company's net sales in fiscal 1995, 1996 and 1997, respectively. As of March 31, 1997, the Company's sales, marketing and technical support organization consisted of 75 employees and 44 independent sales representatives. This organization is managed by regional sales managers located in Atlanta, Georgia; Cincinnati, Ohio; San Francisco, California; Pittsburgh, Pennsylvania; Melrose Park, Illinois; Edmonton, Alberta; Sao Paulo, Brazil; and Birmingham, England. This organization supports the Company's independent distributors and complements their selling efforts by targeting large end-users, system integrators, original equipment manufacturers and others.

In addition to its network of independent distributors, the Company maintains a 40.0%-owned joint venture investment in Pro-face, HMI B.V. ("ProFace"), a distributor located in the Netherlands. ProFace is the European distributor of both the Company's and Digital Electronics' products.

PRODUCT DEVELOPMENT

The Company maintains an active product development program, including a joint development arrangement with Digital Electronics for certain projects. The Company's strategy is to develop new product offerings and existing product extensions which are responsive to customer demands and satisfy the needs of the Company's distributors. A significant portion of the Company's product development expenses are targeted to developing products that will provide additional functionality requested by the Company's end-users.

As of March 31, 1997, the Company had a product development staff of 80 full-time employees, including software, electronic and mechanical design engineers, product managers, application engineers and directly associated staff members involved in technical documentation and product support. During fiscal 1995, 1996 and 1997, research and development expenses were 8.9%, 7.6% and 9.5% of net sales, respectively. The Company anticipates that it will continue to commit substantial resources to product development efforts in the future. See
Note 1 to the Consolidated Financial Statements included in this Form 10-K for a discussion of the Company's policy regarding capitalization of software development expenses.

SUPPLY RELATIONSHIP WITH DIGITAL ELECTRONICS

Digital Electronics is the Company's sole supplier of the flat panel screens that are the principal hardware component incorporated in its graphics-based operator interface products, the Company's best selling product class. During fiscal 1995, 1996 and 1997, sales from this product class accounted for 61.9%, 70.7% and 62.4%, respectively, of the Company's net sales. Digital Electronics is not under a contractual obligation to continue to supply the flat panel screens and there is no formal agreement between the Company and Digital Electronics with respect to pricing. A disruption in the supply of products from Digital Electronics or a significant price increase could have a material adverse impact on the Company's business, financial condition and results of operations until an alternative source of supply could be established. The Company has the exclusive right to market and distribute in North and South America all hardware products manufactured by Digital Electronics pursuant to the terms of a distribution agreement, which expires in April 2005. See "Item 1--Risk Factors -- Dependence Upon Digital Electronics Corporation" and "Item 13--Other Related Party Transactions."

MANUFACTURING AND SUPPLY

The Company performs final assembly and testing for substantially all of its products at its Melrose Park and Edmonton facilities, which are certified under ISO-9001, an international quality standard. The assembly process encompasse the assembly of sheet metal parts, keyboards, displays and electronic circuit boards into finished goods and the duplication of software products on disks or other
electronic media.   The Company subcontracts the assembly of circuit boards and the fabrication of sheet metal and front panel bezels. The Company uses a number of firms for these subcontracted services and is not materially dependent upon any third party that performs these services.

Except for the flat panel displays purchased from Digital Electronics, substantially all of the components used in the Company's products are available from multiple sources and the Company maintains more than one source of supply for all material components. However, the Company may experience supply shortages due to various factors, including increases in market demand for certain components and the limited capacity of certain suppliers. Although the Company believes that the partial or complete loss of one or more of its suppliers, other than Digital Electronics, is not likely to have a material long-term impact on its operations, such a loss could in the short term result in significant production delays, require the Company to seek alternative sources of supply and increase its cost of goods sold and, therefore, could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

Competition in the industrial automation industry is intense and characterized by rapidly advancing technologies. The Company faces substantial competition in all of its product lines and competition may increase if new competitors enter the market or if existing competitors expand their product offerings. Competitors include large PLC manufacturers, including Allen-Bradley (a subsidiary of Rockwell International, Inc.), Eaton Corp., GE Fanuc Automation North America, Inc. (a joint venture between General Electric Corporation and Fanuc Limited), Groupe Schneider S.A. (consisting of Modicon, Inc., Schneider S.A., Square D Co. and Telemechanique, Inc.) and Siemens Energy and Automation, Inc. (the U.S. subsidiary of Siemens A.G.). Competitors also include software developers, such as IDT, Inc. (a subsidiary of Eaton Corp.), Intellution Inc. (a subsidiary of Emerson Electric Corporation), Nematron, Inc. and Wonderware, Inc. Many of these competitors are larger and have significantly greater resources than the Company. These competitors, as well as potential future competitors, may have greater name recognition and a larger installed base than the Company. The Company believes that over time this competition may have the effect of reducing average selling prices of comparable products, and thus, in order to maintain sales, the Company may be forced to increase unit volumes or increase the performance of its products in order to offset or reduce any decreases in selling prices. In the event such price reductions become necessary, the Company's ability to maintain gross margins will depend on its ability to reduce cost of goods sold in an amount sufficient to compensate for any decreases in selling prices. The Company's competitors could in the future introduce products with more features and lower prices than the Company's product offerings, bundle existing or new products with other products or systems to compete with the Company or exert leverage or other competitive pressures on distributors to give priority to their own products at the expense of the Company's products. As the market for industrial automation and process control solutions develops, a number of companies with significantly greater resources than the Company may attempt to increase their presence in the market by acquiring and/or forming strategic alliances with competitors of the Company. The Company competes on the basis of the reliability, price and ease of use of its products, the quality and breadth of its distributor network and its customer service. The Company believes that it competes favorably with respect to these factors.

INTELLECTUAL PROPERTY

The Company's success depends in part on its ability to maintain the proprietary and confidential aspects of its products as they are released. The Company does not own any significant patents, and relies on a combination of copyrights, employee non-disclosure agreements and other means to establish and protect its proprietary rights. There can be no assurance that the precautions taken by the Company adequately protect the Company's technology. In addition, many of the Company's competitors have obtained or developed, and may be expected to obtain or develop in the future, patents, copyrights or other proprietary rights that cover or affect products that perform functions similar to the products offered by the Company. The inability of the Company for any reason to protect existing technology or otherwise acquire necessary technology could prevent distribution or licensing of the Company's products, which would have a material adverse effect on the business, financial condition and results of operations of the Company. The Company licenses its software products primarily under "shrink wrap" license agreements that are not signed by licensees and, therefore, may be unenforceable under the laws of certain foreign jurisdictions. In addition, in some instances the Company licenses its software products under agreements that give licensees limited access to the source code of the Company's products. Accordingly, despite precautions taken by the Company, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to obtain and use information that the Company regards as proprietary.

 Certain technology used in the Company's products is licensed from third parties. These licenses generally require the Company to pay royalties and to fulfill confidentiality obligations. In the future, it may be necessary or desirable for the Company to seek additional licenses of intellectual property rights held by third parties. There can be no assurance that such licenses will be available on favorable terms, if at all.

The Company believes that, due to the rapid pace of innovation within its industry, factors such as the technological and creative skills of its personnel are more important to establishing and maintaining a technology leadership position than are the various legal protection of its technology. The Company believes that its products and technology do not infringe any existing proprietary rights of others, although there can be no assurance that third parties will not assert infringement claims in the future.

EMPLOYEES

As of March 31, 1997, the Company had a total of 238 full-time employees, of which 80 were in product development, 75 were in sales and marketing, 51 were in manufacturing and operations and 32 were in general and administrative functions. The Company also hires temporary employees as needed. None of the employees are represented by a labor union or subject to a collective bargaining agreement. The Company believes that its employee relations are good.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements which may be deemed to have been made in this Form 10-K, or which are otherwise made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions; the availability and cost of supply materials for the Company's products, the timely development and market acceptance of the Company's products; and other risks detailed under the caption "Risk Factors" below or otherwise described herein or detailed from time to time in the Company's Securities and Exchange Commission filings.

RISK FACTORS

THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT ON FORM 10-K IN EVALUATING THE COMPANY AND ITS BUSINESS.

QUARTERLY VARIATIONS IN OPERATING RESULTS.   Results of the Company's operations
have fluctuated from quarter to quarter in the past, and may fluctuate significantly in the future. Such fluctuations may result from a variety of factors, including the timing of new product introductions by the Company, its competitors or third parties, the loss of any of its significant distributors, currency fluctuations, disruption in the supply of components for the Company's products, changes in product mix or capacity utilization, the timing of orders from major customers, personnel changes, production delays or inefficiencies, seasonality and other factors affecting sales and results of operations. Such quarterly fluctuations in results of operations may adversely affect the market price of the Company's Common Stock, no par value (the "Common Stock"). A substantial portion of the Company's sales for each quarter results from orders
received in that quarter.   Consequently, the Company is dependent upon
obtaining orders for shipment in a particular quarter to achieve its sales objectives for that quarter. Furthermore, the Company has often recognized a substantial portion of its sales in the last month of a quarter, with sales frequently concentrated in the last weeks or days of a quarter. A substantial portion of the Company's operating expenses are primarily related to personnel, development of new products, marketing programs and facilities. The level of spending for such expenses cannot be adjusted quickly, and is based, in significant part, on the Company's expectations of future revenue. If actual revenue levels are below management's expectations, the Company's business, financial condition and results of operations may be materially adversely affected. The Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

DEPENDENCE UPON DIGITAL ELECTRONICS CORPORATION. The Company is substantially dependent upon its relationship with Digital Electronics, which is the Company's sole supplier of the flat panel displays that are the principal hardware component incorporated in the graphics-based operator interface products that represent the Company's best selling product line. For fiscal 1995, 1996 and 1997, sales from this product line accounted for 61.9%, 70.7% and 62.4%, respectively, of the Company's net sales. The Company has no contractual arrangement obligating Digital Electronics to continue to supply these components to the Company or setting prices for the purchase of these components. The inability of the Company to obtain this hardware platform from Digital Electronics, significant delays or shortages in production or significant price increases by Digital Electronics would have a material adverse effect on the Company. The Company currently has no identified alternative supplier for the products supplied by Digital Electronics. Although the Company has the exclusive right in North and South America to market and distribute all hardware products manufactured by Digital Electronics pursuant to the terms of a distribution agreement, which expires in April 2005, there can be no assurance that Digital Electronics will continue to manufacture such products. At any time, Digital Electronics could become a direct competitor of the Company outside of North and South America and, upon expiration of the distribution agreement in April 2005, Digital Electronics could become a direct competitor of the Company in North America and South America. The Company is also dependent on the ability of Digital Electronics to continue to develop its hardware technology to meet rapidly changing customer requirements and competing technologies. The Company is currently engaged in certain product development efforts with Digital Electronics which are important to the Company's future strategic position. The historic business relationship between the Company and Digital Electronics has been based to a significant extent on personal relationships between members of the management of the two companies and the
previous dealings of the entities.   If those relationships were to change, or
if the management of the

Company or Digital Electronics were to change, this could result in a material adverse effect on the relationship between the Company and Digital Electronics and, in turn, on the business, financial condition and results of operations of the Company. The Company believes that the relationship between Digital
Electronics and the Company has been and remains good.   However, there can be
no assurance that the relationship will continue on a satisfactory basis. Digital Electronics is not affiliated with Digital Equipment Corporation. Digital Electronics is also a shareholder of the Company and the Company's majority owned subsidiary, Taylor Industrial Software, Inc. ("Taylor"), and has
certain other relationships with the Company.   See Item 13--"Taylor
Transaction" and "Other Related Party Transactions."

DEPENDENCE ON DISTRIBUTORS. The Company derives substantially all of its revenue from sales of its products through its network of distributors. The Company expects that sales through its distributors will continue to account for
a substantial portion of its revenue for the foreseeable future.   In
particular, sales to one distributor, McNaughton-McKay Electric Company, accounted for 13.9%, 9.5% and 9.3% of the Company's net sales in fiscal 1995, 1996 and 1997, respectively. None of the Company's distributors are under the control of the Company or sell the Company's products on an exclusive basis, and there can be no assurance that future sales by distributors will continue at present levels or increase. Each of the Company's distributors may cease marketing the Company's products with limited notice and with little or no penalty. There can be no assurance that the Company's independent distributors will continue to offer the Company's products, or that the Company will be able to recruit additional or replacement distributors. The loss of one or more of the Company's major distributors could have a material adverse effect on the Company's business, financial condition and results of operations. Many of the Company's distributors offer industrial automation products that compete with
products offered by the Company.   For example, the Company believes that
approximately 20.0% of the Company's net sales for fiscal 1997 resulted from sales by distributors that also offer products manufactured by Allen-Bradley Co. ("Allen-Bradley"), a direct competitor of the Company. There can be no assurance that the Company's distributors will give priority to the marketing of the Company's products as compared to competitors' products. Any reduction or delay in sales of the Company's products by its distributors would have a material adverse effect on the business, financial condition and results of operations of the Company.

PRODUCT CONCENTRATION. Sales from the Company's QuickPanel product and similar products represented 70.7% and 62.4% of the Company's net sales in fiscal 1996 and 1997, respectively. The Company expects that sales of these products will continue to account for a substantial portion of the Company's net sales. Declines in demand for these products, whether as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1--Business-Products."

CURRENCY EXCHANGE RATE FLUCTUATIONS. The Company experiences foreign currency exchange gains and losses in the ordinary course of its business due to exchange rate fluctuations among a variety of currencies. Purchases of flat panel screens from Digital Electronics, which constituted 61.1% and 47.8% of the Company's cost of goods sold for fiscal 1996 and 1997, respectively, are transacted in Japanese Yen. As a result, fluctuations in the exchange rate between the U.S. Dollar and the Yen may have a material impact on the ability of the Company to maintain its gross margins. In addition, Taylor is located in Edmonton, Alberta and, although most of its sales are denominated in U.S. Dollars, most of its expenses are incurred in Canadian Dollars. The Company currently attempts to hedge a portion of its potential risk with respect to fluctuations in the Yen, and is investigating hedging Canadian Dollars. While such foreign currency hedging transactions may moderate the overall effect of currency fluctuations, the Company expects that such fluctuations will continue, and there can be no assurance that the Company will be successful in its hedging activities or that exchange rate fluctuations will not otherwise have a material adverse effect on the Company's financial condition or results of operations, or cause significant fluctuations in quarterly results of operations.

EFFECT OF RECENT ACQUISITIONS AND RISKS ASSOCIATED WITH FUTURE ACQUISITIONS. In calendar 1996, the Company acquired Cincinnati Dynacomp, Inc. ("Cincinnati") and a controlling interest in Taylor (collectively, the "Acquired Businesses"). The Company has no significant history of operations on a combined basis with either of the Acquired Businesses. There can be no assurance that the Company will be successful in integrating the operations and personnel of the Acquired Businesses into its business, incorporating acquired technologies into its product lines, establishing and maintaining uniform standards, controls, procedures and policies, avoiding the impairment of relationships with employees and customers as a result of changes in management or overcoming other problems that may be encountered in connection with the integration of the Acquired Businesses. In connection with the acquisition of the Acquired Businesses, the Company recorded goodwill, which will be amortized over future periods, and recognized certain one-time acquisition-related charges.

A part of the Company's business strategy is to continue its growth through strategic acquisitions. Identifying and pursuing future acquisition opportunities and integrating acquired products and businesses will require a significant amount of management time and skill. There can be no assurance that the Company will be able to identify suitable acquisition candidates, consummate any acquisition on acceptable terms or successfully integrate any acquired business into the Company's operations. If the Company were to proceed with one or more significant future acquisitions in which the consideration consists of cash, a substantial portion of the Company's available funds could be necessary in order to consummate the acquisitions. If the Company were to consummate one or more significant acquisitions in which the consideration consists of stock, shareholders of the Company could
suffer a significant dilution of their interests in the Company.   Many
business acquisitions must be accounted for as a purchase. Most of the businesses that might become attractive acquisition candidates for the Company are likely to have significant goodwill and intangible assets, and acquisition of these businesses, if accounted for as a purchase, would typically result in substantial goodwill amortization charges to the Company.
 In addition, such acquisitions could involve acquisition-related charges.

EFFECT OF OBLIGATION TO MAKE CONTINGENT PAYMENTS.   Beginning in fiscal 1998,
the Company may become obligated under the terms of the Taylor Transaction and the Cincinnati Transaction to make payments of contingent consideration which could be substantial in amount. The Taylor Transaction requires contingent payments based on Taylor's revenue for the twelve month periods ending September 30, 1997 and 1998, of up to $4.0 million for each of these twelve month periods. The Cincinnati Transaction requires contingent payments based on calendar year 1997 revenues of Cincinnati-related product sales in excess of historic sales volumes equal to 10.0% for the first $1.0 million of such excess and 4.0% of any further excess. Additionally, the Cincinnati Transaction requires a contingent payment equal to 1.25% of the Company's net sales in excess of $32.0 million for each of the calendar years 1998, 1999 and 2000. Of such contingent payments with respect to the Cincinnati Transaction, approximately half are payable in shares of the Company's Common Stock valued at its fair market value at such time, with the remainder payable in cash. The Company has a buy-out right with respect to the contingent payments for the Cincinnati Transaction for the years 1998, 1999 and 2000, ranging from $1.0 million to $2.0 million depending on the timing of the exercise of such right. These contingent payments may require the Company to borrow against its existing credit facility or to seek additional equity or debt financing, which could materially adversely affect the Company's business and financial position. There can be no assurance that such capital will be available to the Company on favorable terms, if at all.

RISKS OF SERVING CYCLICAL INDUSTRIES.   The end-users of the Company's products
include manufacturers in a number of industries which are cyclical in nature, including the automotive and packaging industries. Such industries have historically experienced periodic downturns as well as short-term fluctuations which often have had an adverse effect on the demand for industrial machinery and equipment in those industries and on the related demand for products like those of the Company that are used to control such machinery and equipment. Downturns in these industries could have a material adverse effect on the Company's business, financial condition and results of operations.

EFFECT OF RAPID GROWTH ON EXISTING RESOURCES. The Company has grown rapidly in recent years. A continuing period of rapid growth could place a significant
strain on the Company's management, operations and other resources.   The
Company's ability to manage its growth will require it to continue to invest in its operational, financial and management information systems, and to attract, retain, motivate and effectively manage its employees. The inability of the Company's management to attract such new employees and manage its growth effectively could have a material adverse effect on the business, financial condition and results of operations of the Company.

TECHNOLOGICAL CHANGE; DIFFICULTIES AND RISKS ASSOCIATED WITH NEW PRODUCT DEVELOPMENT AND INTRODUCTION. The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's near-term success and future growth are substantially dependent upon continuing market acceptance of its existing products, and on the Company's ability to develop new products to meet changing customer requirements and emerging industry standards. In addition, the Company's growth is in part dependent on the ability of Digital Electronics to maintain its development and supply of advanced hardware platforms for the Company's graphics-based operator interface products. There can be no assurance that products or technologies of the Company's competitors will not render the Company's products or technologies noncompetitive or obsolete. The Company's future success is dependent to a significant degree on its ability to develop products in a timely manner that operate in an open architecture environment. There can be no assurance that the Company will be successful in developing new products or product extensions, that unanticipated problems or delays in future development and production will not be encountered, or that, once developed, the Company's products will meet the requirements of its customers or gain market acceptance.

SIGNIFICANCE OF DEVELOPING MARKET. The market for standards-based, interoperable software tools and products in the industrial automation industry is new and rapidly evolving. The Company's future success is dependent to a significant degree upon broad market acceptance of the type of open architecture products on which the Company is focusing its development efforts. There can be no assurance that the market for such products will continue to develop or grow, that the Company's product offerings will gain market acceptance, that the Company will be able to offer in a timely manner, if at all, further product developments utilizing open architecture technology or that the Company's end-users will choose the Company's products for use. The failure of any of these events to occur would have a material adverse effect on the business, financial condition and results of operations of the Company.

PARTIALLY OWNED SUBSIDIARY. The Company owns 61.0% of the Class A Shares of Taylor (the "Taylor Class A Shares"), and Digital Electronics owns the remaining 39.0% of such shares. Digital Electronics, as the minority shareholder of Taylor, will be entitled to a portion of the economic benefits of the business operated by Taylor and will have influence over the business and operations of Taylor, including certain fundamental corporate transactions requiring supermajority shareholder approval. Both the Company and Digital Electronics pay a royalty to Taylor based on their sales of Taylor software products. Although the Company owns a majority interest of the outstanding Taylor Class A Shares, and although Taylor's financial results are consolidated with those of the Company, the Company will not receive the full economic benefit from

Taylor's sales and operations.   Moreover, the Company may not be able to
unilaterally control decisions regarding the conduct of Taylor's business and affairs.

DEPENDENCE ON OUTSIDE SUPPLIERS. The Company is dependent on outside vendors to manufacture many of the components and subassemblies used in the Company's products. Although substantially all of the components used in the Company's products are available from multiple sources (other than the flat panel screens supplied by Digital Electronics), the Company may experience shortages in supply from its suppliers due to various factors, including increases in market demand for certain components which occur from time to time and the limited capacity of certain suppliers. The Company believes that the partial or complete loss of one or more of its suppliers is not likely to have a material long-term impact on its operations. Such a loss, however, could in the short term result in significant production delays, require the Company to seek alternative sources of supply and increase its cost of goods sold and, therefore, could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION. Competition in the industrial automation industry is intense and characterized by rapidly advancing technologies. The Company faces substantial competition in all of its product lines and competition may increase if new competitors enter the market or if existing competitors expand their product offerings. The Company believes that over time this competition may have the effect of reducing average selling prices of comparable products offered by competitors, and thus, in order to maintain sales, the Company may be forced to increase unit volumes or increase the performance of its products in order to offset or reduce any decreases in selling prices. In the event such price reductions become necessary, the Company's ability to maintain gross margins will depend on its ability to reduce its cost of goods sold in an amount sufficient to compensate for any decreases in selling prices. Certain of the Company's competitors and potential competitors have substantially greater name recognition and financial, technical, marketing and other resources than the Company. Such competitors or potential competitors may be able to exert leverage or other competitive pressures on distributors to give priority to their own products at the expense of the Company's products. To the extent the Company is unable to compete effectively against its competitors, its business, financial condition and results of operations could be materially adversely affected. The Company believes its ability to effectively compete in the industrial automation market depends on factors both within and outside its control, including the ability of the Company to meet evolving market requirements, the timing and success of new products developed by the Company and its competitors, product performance and price, distribution and customer support, product reputation, customers' assessment of the Company's financial resources and its technical and service expertise. There can be no assurance that the Company will be able to compete successfully with respect to these and other factors, and such competitive pressures could adversely affect the Company's business, financial condition and results of operations.

PRODUCT LIABILITY EXPOSURE. The use of the Company's products in systems that interact directly on the factory floor, where the failure of the system could cause substantial property damage or personal injury, could expose the Company to significant product liability claims. Although the Company has not experienced product liability claims to date, the sale and support of its
products may entail the risk of such claims.   A successful product liability
claim brought against the Company, or product recall involving the Company's products, could have a material adverse effect upon the Company's business, financial condition and results of operations. The Company maintains product liability insurance, but there can be no assurance that such insurance will be sufficient to cover any claims or that it will continue to be available on reasonable terms, if at all. The Company's contracts typically contain limitations of liability, disclaimers of warranties, damage limitations, and indemnifications against third party claims, which provisions may not be effective in all circumstances and jurisdictions. Taylor's software license agreements with its customers typically contain similar limitations and provisions but consist of "shrink wrap" licenses that are not signed by licensees and, therefore, it is possible that such licenses may be unenforceable under the laws of certain jurisdictions.

DEPENDENCE ON CHIEF EXECUTIVE OFFICER AND OTHER EXECUTIVE OFFICERS. The Company depends to a significant degree on its senior management and other officers and key employees, especially its Chief Executive Officer, Nicholas Gihl. The loss of Mr. Gihl's services, the loss of service of one or more of the Company's other executive officers or the inability to hire or retain qualified personnel could adversely affect the Company's business, financial condition and results of operations. See "Directors and Executive Officers of the Registrant."

PROPRIETARY TECHNOLOGY AND PRODUCT PROTECTION; POTENTIAL INFRINGEMENT. The Company's success depends in part on its ability to maintain the proprietary and confidential aspects of its products. The Company does not own any significant patents, and relies on a combination of copyrights, non-disclosure agreements with certain employees and other means to establish and protect its proprietary rights. There can, however, be no assurance that the precautions taken by the Company adequately protect the Company's technology. In addition, many of the Company's competitors have obtained or developed, and may be expected to obtain or develop in the future, patents, copyrights or other proprietary rights that cover or affect products that perform functions similar to those performed by products offered by the Company. The inability of the Company for any reason to protect existing technology or otherwise acquire necessary technology could prevent distribution or licensing of the Company's products, which would have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, although the Company believes that its products do not infringe patents, copyrights, or other proprietary rights of third parties, there can be no assurance that the Company is aware of all patents, copyrights or other proprietary rights that may be infringed by the Company's products, that infringement does not exist or that infringement may not be alleged by third parties in the future. If infringement is alleged, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all, or that the Company would prevail in any related
litigation.   Intellectual property litigation can be extremely protracted and expensive even if the Company ultimately prevails, and involvement in such litigation could have a material adverse effect on the business, financial condition and results of operations of the Company.

PREFERRED STOCK; STAGGERED BOARD AND ANTI-TAKEOVER EFFECTS OF CORPORATE PROVISIONS. The Board of Directors of the Company (the "Board of Directors") has the authority to issue, without vote or action of the shareholders, 1,000,000 shares of Preferred Stock, no par value ("Preferred Stock"), in one or more series; to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, redemption prices and liquidation preferences; and to determine the designation and the number of shares constituting any series. The issuance of any Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of the holders of Common Stock. At present, the Company has no plans to issue any Preferred Stock. The Company has also implemented a staggered Board of Directors consisting of three three-year classes. These and other provisions in the Company's Articles of Incorporation and By-laws and of Illinois law could delay or make more difficult a merger, tender offer or proxy contest involving the Company.

ITEM 2.  PROPERTIES

The Company's headquarters and principal manufacturing facilities are located in Melrose Park, Illinois, in a 39,000 square foot leased facility, of which approximately 24,000 square feet is used for manufacturing and storage. The facility is owned by a partnership which is controlled by officers and major shareholders of the

Company. See "Item 13--Other Related Party Transactions." This facility is leased through April 2002. In addition, the Company leases a 22,000 square foot facility in Edmonton, Alberta. The Company also leases sales offices. As part of the acquisition of Cincinnati, the Company became the primary obligor of a 29,670 square foot facility in Cincinnati, Ohio. The Company is currently involved in negotiations for the sublease of this facility through the remainder of the original lease term, which expires in August 2000. The Company anticipates that it will be necessary in the near future to lease additional inventory storage space, and management believes suitable space is available to meet this need in the Melrose Park vicinity. With the exception of such additional inventory storage space, the Company believes that its facilities are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

In 1996, Wesco Distribution Incorporated ("Wesco"), a former distributor of Cincinnati, initiated litigation against one of its customers, Joslyn Sterilizer, Inc. ("Joslyn") to collect approximately $50,000 of invoices for computer software and equipment purchased by the customer, including equipment supplied by Cincinnati. The customer then filed a counterclaim against Wesco alleging that the software and equipment contained defects and seeking damages in the amount of approximately $1.6 million. On February 14, 1997, Wesco impleaded Tara Products, Inc. ("Tara"), the Company's wholly-owned subsidiary which is the successor to Cincinnati, seeking indemnification from Tara for damages suffered by Wesco resulting from any product defects. This suit (the "Lawsuit") was filed in the New York Supreme Court for Monroe County. On May 23, 1997, the New York Supreme Court for Monroe County dismissed Wesco's third-party complaint against Tara without prejudice on the grounds that under a distribution agreement between Wesco and Tara's predecessor, any litigation between the two companies must be brought in the Court of Common Pleas for Claremont County, Ohio. Wesco may still seek indemnification from Tara in Ohio. While the Company has not conducted any formal investigation or taken any discovery, it believes that Tara would have a meritorious defense to such an action.

    On May 7, 1997, Joslyn served a third-party counterclaim on Tara in the Lawsuit, alleging substantially the same facts against Tara as it did against Wesco. Tara's response to Joslyn's counterclaim is due on June 30, 1997. Again, while this action is in the preliminary stages and no formal discovery has been initiated by Tara, the Company believes that Tara has meritorious defenses, and the Company intends to vigorously defend this action. There can
be no assurance, however, that Tara will prevail in this action.   If Tara does
not prevail, or if it settles the action, Tara could be required to make payments to Joslyn. The Company does not, however, believe that any such payments, if required to be made, would have a material adverse effect on the Company's financial condition or results of operations.

    The Company is not involved in any other material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders since the effective date of the Company's initial public offering on March 11, 1997. The Company held its 1997 Annual Meeting of the shareholders on February 26, 1997. At such meeting, the shareholders (i) elected Nicholas T. Gihl, Julius
J. Sparacino, A.B. Siemer, Neil R. Taylor, Donald J. Kramer and Edward T. Hurd to the Company's Board of Directors, with the election of Mr. Hurd and Mr. Kramer being effective upon the closing of the Company's initial public offering, and (ii) approved a proposal to ratify the selection of Arthur Andersen LLP as independent auditors of the Company. All of the holders of Common Stock were present in person or by proxy at such meeting. The vote in favor of electing each of the members of the Board of Directors and the appointment of Arthur Andersen LLP as auditors of the Company was unanimous, with no votes being cast against or withheld from the election of such nominees or the adoption of such proposal.

                                       PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

Total Control's Common Stock, no par value, is traded on the Nasdaq National Market under the symbol "TCPS." Trading in Total Control's stock commenced on March 11, 1997, the effective date of its initial public offering. The initial public offering price of Total Control's Common Stock was $8.00 per share.

The following table sets forth the reported high and low sale prices for Total Control's Common Stock for the period from the date on which the Common Stock first commenced trading on March 11, 1997 through March 31, 1997. Quotations are as reported by Nasdaq for National Market System issues.

PERIOD                                 HIGH                LOW
------                                 ----                ---

March 11, 1997 ---- March 31, 1997     $9.00               $7.25

As of June 11, 1997, there were approximately 680 holders of record of Total Control's Common Stock (including individual participants in security position listings) and the closing bid price of the Common Stock was $7.875 per share.

The transfer agent and registrar for Total Control's Common Stock is Norwest Bank Minnesota, N.A., Stock Transfer Department, P.O. Box 64854, St. Paul, MN 55164-0854, telephone: 1-800-468-9716.

DIVIDENDS

Total Control presently intends to retain future earnings for its operations and expansion of its business. Total Control has never declared or paid any dividends on its Common Stock and has no plans to do so in the foreseeable future. Any determination to pay cash dividends in the future will be at the discretion of Total Control's Board of Directors and will be dependent upon Total Control's results of operations, financial condition and other factors deemed relevant at the time by its Board of Directors.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated statement of operations data for each of the three years in the period ended March 31, 1997 and balance sheet data at March 31, 1996 and 1997 have been derived from the consolidated financial statements of the Company included elsewhere in this Form 10-K and have been audited by Arthur Andersen LLP, independent public accountants, as indicated by their report thereon contained elsewhere herein. The selected consolidated statement of operations data for the two years in the period ended March 31, 1994 and balance sheet data as of March 31, 1993, 1994 and 1995 has been derived from consolidated financial statements of the Company not included in this Form 10-K that have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The pro forma financial data are provided for informational purposes only and may not be indicative of the results that would have been achieved if the transactions reflected therein had occurred at the beginning of the Company's fiscal year ended March 31, 1997.


                                                                                 YEAR ENDED MARCH 31,
                                                               ---------------------------------------------------------
                                                                  1993        1994        1995        1996        1997
                                                               ---------   ---------   ---------   ---------   ---------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
 STATEMENT OF OPERATIONS DATA:

 Net sales . . . . . . . . . . . . . . . . . . . . . . .       $  10,582   $  11,723   $  17,063   $  25,743   $  40,821

 Cost of goods sold  . . . . . . . . . . . . . . . . . .           5,365       6,304       9,689      15,370      20,664
                                                               ---------   ---------   ---------   ---------   ---------
 Gross profit  . . . . . . . . . . . . . . . . . . . . .           5,217       5,419       7,374      10,373      20,157

 Operating expenses:


   Sales and Marketing, Research and
     Development and General and
       Administrative  . . . . . . . . . . . . . . . . .           4,838       5,259       6,241       8,542      17,081

   Change in estimated useful life of software
   development costs . . . . . . . . . . . . . . . . . .              --         466          --          --          --

   Charge for purchased research and
   development . . . . . . . . . . . . . . . . . . . . .              --          --          --          --       4,893
                                                               ---------   ---------   ---------   ---------   ---------
 Income (loss) from operations . . . . . . . . . . . . .             379       (306)       1,133       1,831     (1,817)

 Interest (expense) and other income, net  . . . . . . .            (78)        (96)       (164)       (169)       (560)
                                                               ---------   ---------   ---------   ---------   ---------
 Income (loss) before income taxes and minority
 interest. . . . . . . . . . . . . . . . . . . . . . . .             301       (402)         969       1,662     (2,377)

 Provision for (benefit from) income taxes . . . . . . .             128       (155)         247         665       1,040
                                                               ---------   ---------   ---------   ---------   ---------
 Income (loss) before minority interest  . . . . . . . .             173       (247)         722         997     (3,417)

 Minority interest in loss of subsidiary . . . . . . . .              --          --          --          --       1,853
                                                               ---------   ---------   ---------   ---------   ---------
 Net income (loss) . . . . . . . . . . . . . . . . . . .             173       (247)         722         997     (1,564)

 Accretion to redemption value of
 common stock  . . . . . . . . . . . . . . . . . . . . .              --        (76)       (208)     (1,606)     (9,061)
                                                               ---------   ---------   ---------   ---------   ---------
 Net income (loss) available to common
 shareholders  . . . . . . . . . . . . . . . . . . . . .       $     173   $   (323)   $     514   $   (609)   $(10,625)
                                                               ---------   ---------   ---------   ---------   ---------
                                                               ---------   ---------   ---------   ---------   ---------
 Net income (loss) per share available to
 shareholders(1) . . . . . . . . . . . . . . . . . . . .       $    0.04   $  (0.07)   $    0.09   $  (0.11)   $  (1.83)
                                                               ---------   ---------   ---------   ---------   ---------
                                                               ---------   ---------   ---------   ---------   ---------
 Weighted average number of common and common equivalent
 shares outstanding(1) . . . . . . . . . . . . . . . . .           4,330       4,343       5,972       5,626       5,799
                                                               ---------   ---------   ---------   ---------   ---------
                                                               ---------   ---------   ---------   ---------   ---------
 Pro forma net loss(2) . . . . . . . . . . . . . . . . .                                                       $ (1,555)
                                                                                                               ---------
                                                                                                               ---------
 Pro forma net loss per share (3)  . . . . . . . . . . .                                                       $   (.25)
                                                                                                               ---------
                                                                                                               ---------
 Pro forma weighted average number of common and common
 equivalent shares outstanding (3) . . . . . . . . . . .                                                           6,171
                                                                                                               ---------
                                                                                                               ---------



                                                                                   YEAR ENDED MARCH 31,
                                                                 -------------------------------------------------------

                                                                   1993        1994        1995        1996        1997
                                                                 -------     -------     -------     -------     -------
                                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:

Total assets . . . . . . . . . . . . . . . . . . . . . . . . .    $5,006      $5,462      $7,584     $15,983     $31,462

Long-term debt, net of current
  maturities . . . . . . . . . . . . . . . . . . . . . . . . .       530         510         500       6,201       2,263

Redeemable common stock. . . . . . . . . . . . . . . . . . . .        --       1,000       1,455       3,561          --

Shareholders'equity. . . . . . . . . . . . . . . . . . . . . .     2,487       1,940       2,454       1,843      19,907


__________________

(1) Computed on the basis described in Note 1 of Notes to Consolidated Financial Statements.
(2) Gives effect to (i) the elimination of the accretion to redemption value of common stock resulting from the automatic termination, upon the closing of the Company's initial public offering, of the rights of certain shareholders to require the Company to repurchase their shares of Common Stock or Taylor Exchangeable Shares (the "Put Elimination"), (ii) the issuance of 339,366 shares of Common Stock upon conversion of a convertible debenture which occurred upon the closing of the Company's initial public offering (the "Debenture Conversion") and (iii) the elimination of interest expense related to the Debenture Conversion.
(3) Computed based upon (i) the pro forma net loss described in Note 2 above and (ii) the pro forma weighted average number of common and common equivalent shares outstanding computed on the basis described in Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company designs, develops and markets products and technology for the
control segment of the industrial automation market.   The Company's broad range
of products are used to define, monitor and maintain the operation, sequencing and safety of industrial equipment and machinery on the factory floor. These products range from closed architecture PLC operator interfaces to open architecture control software and systems, and are sold primarily through an international network of independent distributors with approximately 225 sales locations. End-users of the Company's products, none of which individually account for a material portion of its overall sales, include Abbott Laboratories, The Boeing Company, The Coca-Cola Company, The Dow Chemical Company, Eastman-Kodak Company, Ford Motor Company, General Motors Corporation, Nabisco, Inc. and USX Corporation.

The Company's net sales include revenues from sales of products, software license fees, software maintenance and services. The Company's principal product line, QuickPanel and similar products, has gained a leadership position in the operator interface market. It has been the Company's most successful product line, accounting for 70.7% and 62.4% of net sales in fiscal 1996 and 1997, respectively. This product line delivers price/performance leadership and has allowed the Company to gain visibility and enhance its reputation both with distributors and with end-users.

A key element of the Company's strategy has been to expand the breadth of products offered through its distributor network in order to maximize operating leverage. In September 1996, the Company acquired a controlling interest in Taylor, an Edmonton, Alberta-based developer of PC-control software, client/server program management software, graphical operator interface software and PLC configuration and support software. This acquisition expanded the Company's product line, allowing it to capitalize on the growing trends towards interoperable technology products, and gave the Company a platform from which to develop new products incorporating this software technology into the Company's traditional products. In January 1996, the Company acquired Cincinnati, which strengthened the Company's product offerings in the lower-end of the operator
interface market.   In connection with both of these acquisitions, the Company may become obligated to make payments of contingent consideration which could be substantial in amount. See "--Liquidity and Capital Resources." Both of these acquisitions were accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. In connection with the Taylor Transaction, approximately $4.9 million was charged as an expense at the acquisition date related to the purchase of incomplete research and development projects and other acquisition costs. The in-process development projects acquired primarily relate to developing substantial version enhancements to Taylor's existing software tools. The Company believes the development efforts required to complete these projects into commercially viable products will be principally comprised of internally staffed software engineering efforts, with targeted completion dates ranging from six months to several years from the date of the Taylor Transaction. In connection with the Taylor Transaction and the Cincinnati Transaction, the Company recorded approximately $2.5 million and $2.95 million, respectively, of goodwill (which will be increased in the event any future contingent consideration is paid), which is being amortized on a straight-line basis over 7 and 15 years, respectively. Following the Taylor Transaction, the Company engaged a broker to commence the sale of Taylor's labor scheduling software product line. The revenues, expenses and resulting net loss associated with this product line since the date of acquisition have not been reflected in the Company's statement of operations.

All of the Company's purchases of flat panel displays are from Digital Electronics and are transacted in Japanese Yen, while substantially all of the Company's sales are in U.S. Dollars. These purchases from Digital Electronics accounted for 61.1% and 47.8%, respectively, of the Company's total cost of goods sold for fiscal 1996 and 1997. The Company's financial performance, including its gross margin, may be substantially impacted by changes in the Yen/Dollar exchange rate. The Company attempts to hedge a portion of this exchange rate risk, but there can be no assurance that the Company will be successful in its hedging activities or that certain exchange rate fluctuations will not otherwise have a material adverse effect on the Company's financial condition or results of operations, or cause significant fluctuations in results of operations.

To the extent statements in this Item 7 may be considered forward looking, readers are cautioned to read the "Safe Harbor Statement" and "Risk Factors" contained in Item 1 hereof.

FISCAL YEARS ENDED MARCH 31, 1997 AND MARCH 31, 1996

NET SALES.   Net sales increased 58.6% to $40.8 million for fiscal 1997 compared to $25.7 million for fiscal 1996. This increase resulted primarily from the growth in sales of the Company's graphics-based operator interface products of approximately $6.6 million and from sales of products acquired as a result of the Cincinnati Transaction of approximately $3.9 million. Additionally, the increase reflects the results of Taylor for the six months ended March 31, 1997 of approximately $4.1 million.

GROSS PROFIT. Cost of goods sold consists primarily of expenses for components and subassemblies, subcontracted labor, direct labor, manufacturing overhead, and provisions for excess and obsolete inventory. Gross profit increased 94.3% to $20.2 million for fiscal 1997 from $10.4 million for fiscal 1996. Gross
margin increased to 49.4% for fiscal 1997 from 40.3% in fiscal 1996.   Of this
increase, approximately 7 percentage points were attributable to a reduction in the material cost primarily in the QuickPanel product line due to favorable Yen fluctuations, partially offset by increases in direct labor and manufacturing overhead costs as a percentage of sales related to the Cincinnati Transaction which reduced gross margin by approximately 3 percentage points. In addition, gross margin increased by 5 percentage points from six months sales of higher gross margin Taylor software products.

SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel costs, sales commissions paid to the Company's independent sales representatives, advertising, product literature, trade shows, distributor promotions and depreciation on equipment used for sales related activities. Sales and marketing expenses increased 82.8% to $9.1 million for fiscal 1997 from $5.0 million for fiscal 1996. Approximately $1.6 million of the increase resulted from increased commissions due to higher sales volume, and increased advertising and distributor promotional programs. Approximately $1.75 million of the increase resulted from costs associated with the operations of Cincinnati and Taylor and the remaining increase was due to increased salary, benefits and related costs attributable to increased sales support personnel.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs, engineering supplies, development equipment, depreciation and overhead costs. Research and development expenses increased 99.5% to $3.9 million for fiscal 1997 from $2.0 million in fiscal 1996. The increase resulted primarily from increased salary, related benefits and employee procurement expenses due to increases in personnel headcount, including approximately $1.2 million of product development costs related to Cincinnati and Taylor.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel costs related to finance, information systems, and general management functions, as well as professional fees related to legal, audit and tax services. General and administrative expenses increased 154.1% to $4.1 million for fiscal 1997 from $1.6 million for fiscal 1996. Approximately $1.6 million of the increase related primarily to additional personnel and facility costs and goodwill amortization resulting from the operations of Cincinnati and the six month's operating results of Taylor, with the remaining increase resulting from higher personnel and associated overhead costs necessary to support the growth of the Company.

CHARGE FOR PURCHASED RESEARCH AND DEVELOPMENT. Purchased research and development and other acquisition expenses relating to the acquisition of Taylor totaled approximately $4.9 million and were charged to expense at the acquisition date in September 1996. Of this expense, $4.7 million represents the estimated fair value of Taylor's incomplete research and development projects as determined by independent appraisal.

INTEREST EXPENSE AND OTHER, NET.   Interest expense and other, net increased to
$561,000 for fiscal 1997 from $169,000 in fiscal 1996. The increase primarily related to an increase in average debt outstanding used to fund the acquisitions of Cincinnati and Taylor and increased working capital needs.

PROVISION FOR INCOME TAXES. Provision for income taxes increased to $1,040,000 for fiscal 1997 from $665,000 in fiscal 1996. The effective tax rate for fiscal 1997 was 44.8%, after giving effect to the impact on taxable income of the charge for purchased research and development of approximately $4.7 million, as compared to the effective tax rate of approximately 40.0% in fiscal 1996. This increase was primarily due to non-deductible goodwill amortization.

MINORITY INTEREST IN LOSS OF SUBSIDIARY.   A minority interest representing
Digital Electronic's 39.0% share of the net income or loss of Taylor is recorded on the Company's statements of operations. The Company's ownership of Taylor Class A Shares may increase by up to 4.0% based on the amount of contingent consideration paid by the Company in connection with the acquisition. To the extent the equity interest of the Company in Taylor increases, the percentage applied to calculate minority interest will be reduced by a corresponding amount. The minority interest benefit of $1.9 million recorded for fiscal 1997 represents the minority interest share of the loss recorded by Taylor, primarily incurred as a result of the charge for purchased research and development of $4.7 million recorded at the acquisition date in September 1996.

ACCRETION TO REDEMPTION VALUE OF COMMON STOCK.   The Company previously issued
redeemable Common Stock and Taylor issued redeemable Taylor Exchangeable shares. The Company recorded these redeemable shares at their estimated redemption values at the date of issuance and subsequent changes in such redemption value in each reporting period were accreted. The redemption rights automatically terminated upon the closing of the Company's initial public offering and as a result, the Company is not required to record a non-cash charge in the future. The accretion to redemption value of Common Stock increased to $9.1 million for fiscal 1997 from $1.6 million in fiscal 1996. Approximately $8.9 million of the accretion recorded for fiscal 1997 was attributable to an increase in the estimated fair value of the Common Stock from $2.33 per share to $9.00 per share. The remaining accretion was due to the increase in redemption value using the effective interest method for the 767,112 redeemable Taylor Exchangeable Shares issued in connection with the Taylor Transaction. The accretion recorded for fiscal 1996 is based on the increase in the estimated fair market value of the Common Stock from $1.00 per share to $2.33 per share.

FISCAL YEARS ENDED MARCH 31, 1996 AND MARCH 31, 1995

NET SALES. Net sales increased 50.9% to $25.7 million for fiscal 1996 compared to $17.1 million for fiscal 1995. Of this increase, approximately $7.3 million resulted primarily from the growth in sales of the Company's graphics-based operator interface products and approximately $1.3 million of the increase resulted from products acquired as a result of the Cincinnati Transaction in January 1996.

GROSS PROFIT. Gross profit increased 40.7% to $10.4 million for fiscal 1996 from $7.4 million for fiscal 1995. Gross margin decreased to 40.3% for fiscal 1996 compared to 43.2% for fiscal 1995. Of this decrease in gross margin, approximately 3.6 percentage points were attributable primarily to growth in sales of the QuickPanel product line and an increase in material cost as a percentage of net sales for such product line due to unfavorable Yen variances, partially offset by an increase of approximately 0.7 percentage points in gross margin from improved direct labor and fixed manufacturing leverage.

SALES AND MARKETING. Sales and marketing expenses increased 43.1% to $5.0 million for fiscal 1996 from $3.5 million for fiscal 1995. Of the increase, approximately $900,000 resulted from increased salary, benefits and commissions related to increased personnel and higher sales volume, with the balance related to increased advertising and distributor promotional programs.

RESEARCH AND DEVELOPMENT. Research and development expenses increased 28.7% to $2.0 million for fiscal 1996 from $1.5 million for fiscal 1995. The increase related primarily to additional costs associated with an increase in engineering personnel and contract engineering costs, as well as additional personnel costs related to two month operating results of Cincinnati of approximately $100,000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 29.4% to $1.6 million for fiscal 1996 from $1.2 million for fiscal 1995. The increase related to additional costs associated with the two month operating results of Cincinnati, including goodwill amortization, along with additional personnel and associated overhead costs necessary to support the overall growth of the Company.

INTEREST EXPENSE AND OTHER, NET.   Interest expense and other, net increased
3.0% to $169,000 for fiscal 1996 from $164,000 for fiscal 1995. The increase relates to an increase in the amount outstanding under the Company's line of credit and a term loan payable to its bank primarily used to finance both the
acquisition of Cincinnati and increases in working capital needs.   Other, net
for fiscal 1995 includes costs related to terminated acquisition activities.

PROVISION FOR (BENEFIT FROM) INCOME TAXES.   Provision for income taxes
increased to $665,000 for fiscal 1996 from $247,000 for fiscal 1995. The effective tax rate for fiscal 1996 was 40.0% compared to 25.5% for fiscal 1995. The increase in the effective tax rate was primarily due to the recognition of research and development credits which were fully utilized in fiscal 1995.

ACCRETION TO REDEMPTION VALUE OF COMMON STOCK.   The accretion to redemption
value of common stock increased to $1.6 million for fiscal 1996 from $208,000 for fiscal 1995. This increase was attributable to an increase in the estimated fair value of the Common Stock from $1.00 per share to $2.33 per share.

LIQUIDITY AND CAPITAL RESOURCES

    In March 1997, the Company completed an initial public offering of its Common Stock. Net proceeds of $11.0 million from this offering were used to repay certain indebtedness, primarily borrowings under the Company's bank lines of credit and certain acquisition indebtedness discussed below.

    The Company has bank lines of credit aggregating $10.0 million. The amount that the Company is entitled to borrow under such lines of credit is based on 80.0% to 85.0% of eligible trade accounts receivable and 50.0% of eligible inventory, up to $4.5 million, of its respective operations. Based on this formula, the Company would have had approximately $869,000, $850,000 and $7.2 million of available borrowings under its line of credit at March 31, 1995, 1996 and 1997, respectively. All funds advanced pursuant to the lines of credit are secured by substantially all of the assets of the Company, and such lines of credit expire in July 1998. The interest rate on borrowings under the lines of credit is the bank's prime lending rate or LIBOR plus 1.5%, at the option of the Company or, in the case of $1.0 million of the line of credit, the bank's prime lending rate. See Note 4 to Consolidated Financial Statements.

    The Company is substantially dependent upon its relationship with Digital Electronics, the sole supplier of the flat panel displays that are the principal hardware component incorporated in the graphics-based operator interface products that represent the Company's best selling product line. For fiscal year 1996 and 1997, sales from this product line accounted for 70.7% and 62.4%, respectively, of the Company's net sales. The Company has no contractual arrangement obligating Digital Electronics to continue to supply these components to the Company or setting prices for the purchase of the components. The inability of the Company to obtain this hardware platform from Digital Electronics would have a material adverse effect upon the operating results and liquidity of the Company.

    Cash (used in) provided by operating activities was $75,000 in fiscal 1995, $(411,000) in fiscal 1996 and $(2,113,000) for fiscal year 1997. In fiscal 1995, 1996 and 1997, the Company experienced increases in receivables and inventory as a result of increases in the Company's sales volume, which was partially offset by increases in accounts payable and accrued expenses in fiscal 1995.

    Net cash used in investing activities totaled $295,000, $1.9 million and $6.4 million for fiscal 1995, 1996 and 1997, respectively. These activities consisted primarily of purchases of personal property and equipment and other assets. In addition, for fiscal 1996 and 1997, cash used for investing activities related to the Cincinnati Transaction and Taylor Transaction, respectively.

    Prior to the acquisition of a majority interest in Taylor in September 1996, the Company had historically funded its operations, including its acquisition of Cincinnati in January 1996, primarily through cash flow from operations, private placements of securities and proceeds from borrowings under its bank line of credit.

    In order to finance the Taylor Transaction, the Company entered into a $2.0 million subordinated shareholder note payable, which was repaid with a portion of the proceeds from the Company's initial public offering . The note bore interest at 20.0%, of which 13.0% was payable in cash on a monthly basis after December 1996 and 7.0% was payable in Common Stock valued at $5.00 per share, for which 27,999 shares of common stock were issued in connection with the initial public offering. Additionally, the Company entered into a $2.2 million note with the former principal shareholder of Taylor. The note was repaid with a portion of the proceeds from the Company's initial public offering. Finally, the Company entered into a loan agreement with Digital Electronics, whereby Digital Electronics loaned the Company $5.0 million. In September 1996, $4.0 million of such loan was converted into 39.0% of the outstanding Taylor Class A Shares. The remaining $1.0 million of the Digital Electronics indebtedness was represented by an unsecured promissory note, which accrued interest at a rate of 5.0% per annum and was repaid with a portion of the proceeds from the Company's initial public offering. See "Item 13--Taylor Transaction" and "Item 13--Other Related Party Transactions."

    Beginning in fiscal year 1998, the Company may become obligated under the terms of the Taylor Transaction and the Cincinnati Transaction to make payments of contingent consideration which could be substantial in amount. The Taylor Transaction requires contingent payments based on Taylor's revenue for the twelve month periods ending September 30, 1997 and 1998, of up to $4.0 million for each of these twelve month periods. The Cincinnati Transaction requires contingent payments based on calendar year 1997 revenues of Cincinnati-related product sales in excess of historic sales volumes equal to 10.0% of the first $1.0 million of such excess and 4.0% of any further excess. Additionally, the Cincinnati Transaction requires a contingent payment equal to 1.25% of the Company's net sales in excess of $32.0 million for each of the calendar years 1998, 1999 and 2000. Of such contingent payments with respect to the Cincinnati Transaction, approximately half are payable in shares of the Company's Common Stock valued at the then fair market value, with the remainder payable in cash. The Company has a buy-out right with respect to the contingent payments for the Cincinnati Transaction for the years 1998, 1999 and 2000, ranging from $1.0 million to $2.0 million depending on the timing of the exercise of such right. Depending on the magnitude of the contingent payments and the amount of the proceeds from the sale of the assets held for sale acquired in connection with the Taylor Transaction, these contingent payments may require the Company to borrow against its current credit facilities or may require the Company to seek additional equity or debt financing, which could materially adversely affect the Company's business and financial position. See "Item 13--Taylor Transaction" and "Cincinnati Transaction."

    Management believes funds generated from operations and borrowings available under the existing bank credit facilities or replacement facilities will be sufficient to finance the Company's operations for at least the next 12 months. In the event the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially, and there can be no assurance that additional capital will be available on terms acceptable to the Company, if at all.

NEW ACCOUNTING PRONOUNCEMENTS

    In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires long-lived assets and certain intangible assets to be carried at the lower of cost or fair value less cost to sell if recoverability is determined to be questionable. The Company adopted this statement effective April 1, 1996, and such adoption did not have a material impact on the Company's results of operations.

    In November 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation." This statement is effective for fiscal years beginning after December 15, 1995. Companies have a choice to include a reasonable estimate of expense for all stock-based compensation in the statement of operations, or to disclose the effect of adopting the provisions of the statement on a pro forma basis in a footnote to the financial statements. The Company adopted this statement during the fiscal year ended March 31, 1997. See
Note 8 of Notes to Consolidated Financial Statements.

    In February 1997, the FASB issued Statement No. 128, "Earnings Per Share." This statement is effective for fiscal years and interim periods ending after December 15, 1997. This statement establishes standards for computing and presenting earnings per share (EPS) and simplifies the standards for computing EPS previously found in APB Opinion No. 15. The Company adopted this statement effective April 1, 1997, but disclosed EPS in the footnotes to the accompanying financial statements as calculated per FASB Statement No. 128.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Public Accountants
Consolidated Balance Sheets as of March 31, 1996 and 1997
Consolidated Statements of Operations for the Years Ended March 31, 1995, 1996
  and 1997
Consolidated Statements of Shareholders' Equity for the Years Ended March 31,
  1995, 1996 and 1997
Consolidated Statements of Cash Flows for the Years Ended March 31, 1995, 1996
  and 1997
Notes to Consolidated Financial Statements

                                        [LOGO]


                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
Total Control Products, Inc.:

We have audited the accompanying consolidated balance sheets of Total Control Products, Inc. (an Illinois Corporation) and Subsidiaries as of March 31, 1996 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Total Control Products, Inc. and Subsidiaries as of March 31, 1996 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP


Chicago, Illinois
May 8, 1997

                    TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                               MARCH 31, 1996 AND 1997


                                         A S S E T S                                            1996           1997
                                                                                             -----------    -----------
CURRENT ASSETS:
   Cash and cash equivalents                                                                 $    19,058    $   221,967
   Trade receivables, net of allowances of $40,000 and $118,000 at March 31,  1996 and
      1997, respectively                                                                       4,949,696      7,804,823
   Inventory                                                                                   5,915,393      7,984,041
   Prepaid and deferred expenses-
      Taxes                                                                                      460,310      1,273,696
      Other                                                                                      326,052        281,280
                                                                                             -----------    -----------
           Total current assets                                                               11,670,509     17,565,807
                                                                                             -----------    -----------
PROPERTY AND EQUIPMENT, net                                                                    1,435,254      2,393,137

OTHER ASSETS:
   Asset held for sale                                                                                 -      5,037,139
   Goodwill, net                                                                               1,959,523      5,118,212
   Investment in foreign joint venture                                                           241,911        277,243
   Receivable from officer                                                                       177,926        191,547
   Other long-term assets                                                                        498,198        879,282
                                                                                             -----------    -----------
           Total other assets                                                                  2,877,558     11,503,423
                                                                                             -----------    -----------
                                                                                             $15,983,321    $31,462,367
                                                                                             -----------    -----------
                                                                                             -----------    -----------



          The accompanying notes are an integral part of these consolidated financial statements

                    TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                               MARCH 31, 1996 AND 1997
                                     (Continued)

                LIABILITIES AND SHAREHOLDERS' EQUITY                                             1996           1997
                                                                                              ----------     ----------
CURRENT LIABILITIES:
  Current maturities of long-term debt                                                         $  95,110     $  129,272
  Notes payable-
    Related parties                                                                              150,000        228,716
    Other                                                                                        187,878        183,577
  Accounts payable                                                                             2,674,886      1,962,762
  Accrued expenses-
    Income taxes                                                                                 119,893         79,483
    Commissions                                                                                  314,000        716,302
    Payroll                                                                                      185,476        735,271
    Other                                                                                        552,451      1,797,938
  Deferred revenue                                                                                 -          1,110,402
                                                                                              ----------     ----------
            Total current liabilities                                                          4,279,694      6,943,723
                                                                                              ----------     ----------


LONG-TERM LIABILITIES:
  Notes payable to bank                                                                        5,650,000      2,215,229
  Long-term debt, net of current maturities-
    Related parties                                                                              200,000          -
    Other                                                                                        351,343         47,711
  Other                                                                                           97,947        827,838
                                                                                              ----------     ----------
            Total long-term liabilities                                                        6,299,290      3,090,778
                                                                                              ----------     ----------
COMMITMENTS AND CONTINGENCIES (Note 6)

MINORITY INTEREST IN SUBSIDIARY                                                                    -          1,521,289

REDEEMABLE COMMON STOCK:
  Common stock, no par value; 22,500,000 shares authorized; 1,604,658 shares outstanding
    at March 31, 1996, at estimated redemption value                                           3,560,867          -

SHAREHOLDERS' EQUITY:
  Common stock, no par value; 22,500,000 shares authorized; 3,167,421 and 6,916,465 shares
    issued and outstanding at March 31, 1996 and 1997, respectively                              515,093     24,613,624
  Class C Exchangeable common stock of subsidiary, no par value; unlimited shares
    authorized; 737,112 shares issued and outstanding at March 31, 1997                            -          4,641,110

Retained earnings (deficit)                                                                    1,329,819    (9,295,658)
Foreign currency translation adjustment                                                          (1,442)       (52,499)
                                                                                              ----------     ----------
            Total shareholders' equity                                                         1,843,470     19,906,577
                                                                                              ----------     ----------
                                                                                             $15,983,321    $31,462,367
                                                                                            ------------   ------------
                                                                                            ------------   ------------



          The accompanying notes are an integral part of these consolidated financial statements

                    TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997


                                                                       1995           1996           1997
                                                                    -----------    -----------   ------------
NET SALES                                                           $17,062,669    $25,742,519   $ 40,820,717
COST OF GOODS SOLD:                                                   9,689,079     15,369,820     20,663,482
                                                                    -----------    -----------   ------------
            Gross profit                                              7,373,590     10,372,699     20,157,235
                                                                    -----------    -----------   ------------
OPERATING EXPENSES:
  Sales and marketing                                                 3,486,465      4,988,962      9,118,421
  Research and development                                            1,516,604      1,951,515      3,893,155
  General and administrative                                          1,237,740      1,601,607      4,069,021
  Charge for purchased reseach and development                                -              -      4,893,000
                                                                    -----------    -----------   ------------
            Income (loss) from operations                             1,132,781      1,830,615     (1,816,362)
                                                                    -----------    -----------   ------------
OTHER INCOME (EXPENSES):
  Interest, net                                                         (69,816)      (189,864)      (582,911)
  Earnings in foreign joint venture                                           -              -         79,425
  Other income (expense), net                                           (93,541)        21,489        (57,303)
                                                                    -----------    -----------   ------------
            Income (loss) before income taxes and
              minority interest                                         969,424      1,662,240     (2,377,151)

PROVISION FOR INCOME TAXES                                              247,200        665,000      1,040,000
                                                                    -----------    -----------   ------------
            Income (loss) before minority interest                      722,224        997,240     (3,417,151)
MINORITY INTEREST IN LOSS OF SUBSIDIARY                                       -              -      1,852,711
                                                                    -----------    -----------   ------------
            Net income (loss)                                           722,224        997,240     (1,564,440)
ACCRETION TO REDEMPTION VALUE OF COMMON STOCK                          (208,037)    (1,606,204)    (9,061,037)
                                                                    -----------    -----------   ------------
            Net income (loss) available to common
              shareholders                                          $   514,187    $  (608,964)  $(10,625,477)
                                                                    -----------    -----------   ------------
                                                                    -----------    -----------   ------------
PRO FORMA (Note 1) (Unaudited):
  Accretion to redemption value eliminated as a result of the
    completion of initial public offering                                                        $  9,061,037
  Interest expense eliminated due to debt conversion, net of
    tax benefit                                                                                         9,000
                                                                                                 ------------
            Pro forma net loss                                                                   $ (1,555,440)
                                                                                                 ------------
                                                                                                 ------------

NET INCOME (LOSS) PER SHARE AVAILABLE TO SHAREHOLDERS               $       .09    $      (.11)  $      (1.83)
                                                                    -----------    -----------   ------------
                                                                    -----------    -----------   ------------
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING                                                         5,971,596      5,625,667      5,799,378
                                                                    -----------    -----------   ------------
                                                                    -----------    -----------   ------------
            PRO FORMA NET LOSS PER SHARE                                                         $       (.25)
                                                                                                 ------------
                                                                                                 ------------
            PRO FORMA WEIGHTED AVERAGE NUMBER OF
              COMMON AND COMMON EQUIVALENT
              SHARES OUTSTANDING                                                                    6,171,205
                                                                                                 ------------
                                                                                                 ------------


          The accompanying notes are an integral part of these consolidated financial statements.

                    TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997

                                                                   Class C Exchangeable
                                                                      Common Stock
                                                                      of Subsidiary,                  Common Stock,
                                                                      No Par Value                    No Par Value,
                                                                    Unlimited Shares                22,500,000 Shares
                                                                       Authorized                       Authorized
                                                                    ----------------                -----------------
                                                                Shares                          Shares
                                                                Issued            Cost          Issued           Cost
                                                              ----------     -----------     -------------   -------------
BALANCE, March 31, 1994
                                                                    -             $ -          3,167,421     $  515,093
  Accretion of redeemable common stock                              -               -                  -              -
  Net income for the year                                           -               -                  -              -
                                                             --------      ----------         ----------  -------------
BALANCE, March 31, 1995
                                                                    -               -          3,167,421        515,093
  Accretion of redeemable common stock                              -               -                  -              -
  Net income for the year                                           -               -                  -              -
  Foreign currency translation loss                                 -               -                  -              -
                                                             --------      ----------         ----------  -------------
BALANCE, March 31, 1996
                                                                    -               -          3,167,421        515,093
  Accretion of redeemable common stock                              -               -                  -              -
  Net loss for the year                                             -               -                  -              -
  Foreign currency translation loss                                 -               -                  -              -
  Issuance of common stock related to option exercise               -               -             29,148         29,148
  Issuance of common stock related to the conversion
    of subordinated debentures and payment of
    interest                                                        -               -            435,238        440,000
  Issuance of common stock related to initial public
    offering
                                                                  -               -            1,650,000     10,998,589
  Conversion of redeemable common stock                       767,112       4,830,000          1,604,658     12,441,904
  Conversion of Class C Exchangeable common stock
    of subsidiary to common stock                             (30,000)       (188,890)            30,000        188,890
                                                             --------      ----------         ----------  -------------
BALANCE, March 31, 1997                                       737,112      $4,641,110          6,916,465  $  24,613,624
                                                             --------      ----------         ----------  -------------
                                                             --------      ----------         ----------  -------------


                                                                           Foreign
                                                            Retained       Currency         Total
                                                            Earnings      Translation     Shareholders'
                                                           (Deficit)       Adjustment       Equity
                                                         --------------   -------------  -------------
BALANCE, March 31, 1994
                                                         $  1,424,596       $  -         $1,939,689
  Accretion of redeemable common stock                       (208,037)         -           (208,037)
  Net income for the year                                     722,224          -            722,224
                                                       --------------    -----------  -------------
BALANCE, March 31, 1995
                                                            1,938,783          -          2,453,876
  Accretion of redeemable common stock                     (1,606,204)         -         (1,606,204)
  Net income for the year                                     997,240          -            997,240
  Foreign currency translation loss                             -            (1,442)         (1,442)
                                                       --------------    -----------  -------------
BALANCE, March 31, 1996
                                                            1,329,819        (1,442)      1,843,470
  Accretion of redeemable common stock                     (9,061,037)         -         (9,061,037)
  Net loss for the year                                    (1,564,440)         -         (1,564,440)
  Foreign currency translation loss                             -           (51,057)        (51,057)
  Issuance of common stock related to option exercise           -              -             29,148
  Issuance of common stock related to the conversion
    of subordinated debentures and payment of
    interest                                                    -              -            440,000

  Issuance of common stock related to initial public
    offering
                                                                -              -         10,998,589
  Conversion of redeemable common stock                         -              -         17,271,904
  Conversion of Class C Exchangeable common stock
    of subsidiary to common stock                               -              -              -
                                                       --------------    -----------  -------------
BALANCE, March 31, 1997                                $  (9,295,658)    $  (52,499)  $  19,906,577
                                                       --------------    -----------  -------------
                                                       --------------    -----------  -------------


The accompanying notes are an integral part of these consolidated financial statements.

                    TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997

                                                                               1995          1996               1997
                                                                          ------------   -----------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) for the year                                            $722,224     $  997,240       $  (1,564,440)
  Adjustments to reconcile net income (loss) to net cash (used in)
   provided by operating activities-
     Minority interest in loss of subsidiary                                       -              -          (1,852,711)
     Charge for purchased research and development                                 -              -           4,893,000
     Depreciation and amortization                                           282,978        288,585             931,358
     Earnings in foreign joint venture                                             -              -             (79,425)
     Provision (credit) for deferred income taxes                            (64,000)       (34,000)             37,237
     (Gain) loss on sale of property and equipment                             1,717        (11,515)                  -
     Changes in operating assets and liabilities-
         Trade receivables                                                  (993,326)    (1,365,948)         (1,260,582)
         Inventory                                                        (1,026,260)      (195,952)         (2,425,732)
         Prepaid expenses and other assets                                   (54,831)       (78,717)             51,051
         Accounts payable, accrued expenses and other liabilities          1,206,941        (10,628)         (1,007,418)
         Deferred revenue                                                          -              -             165,068
                                                                          ----------     ----------         -----------
            Net cash (used in) provided by operating activities               75,443       (410,935)         (2,112,594)
                                                                          ----------     ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for businesses acquired, net                                           -       (792,350)         (5,725,788)
  Investment in foreign joint venture                                              -       (243,353)                  -
  Purchases of property and equipment                                       (323,032)      (851,985)           (700,554)
  Purchases of other assets                                                  (59,100)       (52,512)            (14,000)
  Proceeds from asset disposals                                               28,745         15,616              23,866
  (Increase) decrease in receivable from officer                              58,420        (14,492)            (13,621)
                                                                          ----------     ----------          ----------
            Net cash used in investing activities                           (294,967)    (1,939,076)         (6,430,097)
                                                                          ----------     ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in notes payable to bank                            50,000      2,336,073          (3,722,582)
  Proceeds from issuance of debt                                                   -              -           3,000,000
  Payments of debt                                                           (18,754)       (28,520)         (6,091,638)
  Proceeds from sale of common stock of subsidiary                                 -              -           4,000,000
  Proceeds from sale of common stock, net of offering costs paid             246,616              -          11,559,820
  Dividends paid on preferred stock                                          (85,500)             -                   -
                                                                          ----------     ----------          ----------
            Net cash provided by financing activities                        192,362      2,307,553           8,745,600
                                                                          ----------     ----------          ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (27,162)       (42,458)            202,909

CASH AND CASH EQUIVALENTS, beginning of year                                  88,678         61,516              19,058
                                                                          ----------     ----------          ----------
CASH AND CASH EQUIVALENTS, end of year                                     $  61,516      $  19,058          $  221,967
                                                                          ----------     ----------          ----------
                                                                          ----------     ----------          ----------
SUPPLEMENTAL DISCLOSURE:
  Cash paid during the year for-
   Income taxes                                                           $  153,958     $  873,140          $  597,200
   Interest                                                                   86,653        201,259             844,200
                                                                          ----------     ----------          ----------
                                                                          ----------     ----------          ----------
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock related to business acquired                         $  -     $  500,010                $  -
  Conversion of subordinated debentures into 407,239 shares of
     common stock                                                                  -              -             300,000
  Issuance of 767,112 shares of Class C Exchangeable common
   stock of subsidiary and $2.2 million note in connection with
   the business acquired                                                           -              -           6,850,000
                                                                          ----------     ----------          ----------
                                                                          ----------     ----------          ----------

The accompanying notes are an integral part of these consolidated financial statements.

                    TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a)  Description of Business

         Total Control Products, Inc., an Illinois corporation, together with its wholly-owned subsidiary, Tara Products, Inc., d/b/a Total Control
         - Cincinnati, an Illinois corporation, and its majority-owned subsidiary, Taylor Industrial Software, Inc., an Alberta corporation ("Taylor"), (collectively the "Company"), designs, develops and markets products and technology for the control segment of the industrial automation marketplace.

    (b)  Principles of Consolidation

         The consolidated financial statements include the accounts of Total Control Products, Inc. and its wholly-owned subsidiary since its acquisition on January 29, 1996 and its majority-owned subsidiary since its acquisition on September 26, 1996. In connection with the Taylor transaction, the Company sold 39% of the Taylor Class A Shares to Digital Electronics Corporation ("Digital Electronics") located in Osaka, Japan, which is the Company's largest supplier (see Note 10), for an aggregate purchase price of $4.0 million. As a result, a minority interest for 39% of the net income or loss of Taylor is recorded on the Company's statement of operations. The Company's ownership of Taylor Class A Common Shares may increase up to 4% based on the amount of contingent consideration paid by the Company in connection with the acquisition. All intercompany items and transactions have been eliminated in consolidation.

         Additionally, the company accounts for its 40% ownership interest in a foreign joint venture on the equity method.

    (c)  Revenue Recognition

         Net sales include revenues from operator interface products, software license fees, software maintenance and services. Revenue from product sales and software licenses are recognized upon shipment of the product to customers, provided that there are no significant obligations remaining and collectibility of the revenue is probable. The Company provides for estimated product returns upon shipment of the products. Revenue from software maintenance contracts is recognized ratably as it is earned over the term of the contract, generally one year. Unearned software maintenance revenue is included in deferred revenue. Service revenue is recognized as the service is provided. The Company recognizes revenue from software license fees, service and maintenance in accordance with the provisions of the American Institute of Certified Public Accountants, Statement of Position No. 91-1 (SOP 91-1), Software Revenue Recognition.

    (d)  Cash and Cash Equivalents

         Cash and cash equivalents include all highly liquid investments (with original maturities of three months or less), principally time deposits and other short term securities which are stated at cost, which approximates fair value.

    (e)  Trade Receivables

         The following summarizes trade receivables allowance activity for fiscal 1995, 1996 and 1997:

                                                                      Amount
              March 31, 1994                                       $  30,000
                   Increase to operating expense                      70,312
                   Charge to allowance                               (62,312)
                                                                    ---------
              March 31, 1995                                          38,000
                   Increase to operating expense                      58,842
                   Charge to allowance                               (56,842)
                                                                    ---------
              March 31, 1996                                          40,000
                   Reserve related to acquired entity                 41,000
                   Increase to operating expense                      68,758
                   Charge to allowance                               (31,758)
                                                                    ---------
              March 31, 1997                                      $  118,000
                                                                    ---------
                                                                    ---------

    (f)  Inventory

         Inventory is stated at the lower of first-in, first-out cost or market. Inventory at March 31, 1996 and 1997 consisted of the following:

                                                      MARCH 31,
                                          --------------------------------
                                            1996                  1997
                                         ----------            ----------
    Raw materials                        $2,071,150            $2,674,668
    Work in process and finished
         goods                            3,844,243             5,309,373
                                         ----------            ----------
            Inventory                    $5,915,393            $7,984,041
                                         ----------            ----------
                                         ----------            ----------

    (g)  Property and Equipment

         Property and equipment are as follows:

                                                         March 31,
                                             --------------------------------
                                                 1996              1997
                                              ------------      -------------
Machinery and equipment                      $  2,245,366      $  2,807,209
Furniture and fixtures                             82,861           286,288
Leasehold improvements                             52,619           161,755
                                              ------------     -------------
                                                2,380,846         3,255,252
Less - Accumulated depreciation
       and amortization                          (945,592)         (862,115)
                                              ------------     -------------
       Property and equipment,net            $  1,435,254      $  2,393,137
                                              ------------     -------------
                                              ------------     -------------

         Expenditures for maintenance and repairs are expensed as incurred. Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives as follows:

         Asset Description                          Useful Life
        -------------------------               -------------------
          Machinery and equipment                   3-10 Years
          Furniture and fixtures                    5-10 Years
          Leasehold improvements              Shorter of asset life or
                                                      life of lease

    (h)  Intangible Assets

         Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the fair value of net assets acquired ("goodwill"). Such goodwill is being amortized on a straight-line basis over a period ranging from seven to fifteen years. The accumulated amortization of intangible assets amounted to $23,000 and $343,000 as of March 31, 1996 and 1997, respectively.

         The Company reviews goodwill for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. To date, no such events or changes in circumstances have occurred. If such events or changes in circumstances occur, the Company will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the acquired business are less than the carrying value of the related goodwill. The impairment loss in such circumstances would adjust the goodwill to its fair value.

    (i)  Foreign Currency Translation Adjustments

         The Company follows the translation principles established by Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". The net assets of the Company's majority-owned subsidiary and the Company's investment in its foreign joint venture are translated at the exchange rate in effect at the end of the periods presented. The revenues and expenses of the Company's majority-owned subsidiary and the Company's ownership percentage of the foreign joint venture's net income are translated at the average rates in effect during the period. The Company's foreign joint venture had no significant activity for the year ended March 31, 1996. Included in other income is the Company's 40% share of the earnings of the foreign joint venture for the year ended March 31, 1997 of $79,425. See Note 6 for a discussion of the Company's policy regarding certain foreign currency hedging transactions.

    (j)  Research and Development

         The Company records its software development costs in accordance with SFAS No. 86. Accordingly, these costs are expensed until the technological feasibility of the software has been established. Thereafter, all significant software development costs are capitalized until the product is available for general release to customers. Subsequently, these costs are reported at the lower of unamortized cost or net realizable value. As a result of market and other business conditions, the time between establishment of technological feasibility and general release has not been significant since April 1, 1993. Accordingly, the Company has not capitalized any software development costs during this time.

    (k)  Income Taxes

         The Company accounts for income taxes under the provisions of SFAS
         No. 109, "Accounting for Income Taxes." Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities under the provisions of the enacted tax laws.

    (l)  Management's Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the period. Actual results could differ from those estimates.

    (m)  Financial Instruments and Concentration of Credit Risk

         Effective April 1, 1995, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The adoption of SFAS No. 115 did not have a material impact on the Company's financial statements.

         The carrying value for current assets and current liabilities reasonably approximates fair value due to the short maturity of these items. Since the Company's long-term debt is not publicly quoted, fair value estimates are based on each obligation's characteristics, including remaining maturities, interest rate, credit rating, collateral, amortization schedule and liquidity. The carrying amount for long-term debt approximates fair value.

         Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to short-term low risk investments. With respect to trade receivables, the Company grants unsecured credit to its customers. In doing so, the Company performs ongoing credit evaluations of its customers' financial condition. A substantial portion of accounts receivable are from customers located throughout the United States. One customer accounted for approximately 14% and 10% of the Company's net sales for the years ended March 31, 1995 and 1996, respectively. No customer accounted for 10% or greater of Company sales for fiscal 1997. Additionally, the Company establishes accounts receivable allowances based upon factors relating to the credit risk of specific customers, historical trends and other information.

    (n)  Accretion to Redemption Value of Common Stock

         Accretion to redemption value of redeemable common stock represents the change in redemption value of outstanding common stock in each period. The redmemption values for certain common shares are based upon (i) fair market values of the class of stock or (ii) fixed amounts. Although management did not obtain an appraisal of the fair market value of the Company, certain equity transactions occurred upon which management based its estimate of the potential redemption value of the aforementioned shares. The estimated redemption values per share for the shares with redemption values equal to fair market value, were $0.83/share, $1.00/share and $2.33/share at March 31 1994, 1995 and 1996, respectively and $9.00/share at December 31, 1996. As the redemption features for these shares of common stock terminated automatically upon the completion of the Company's initial public offering on March 10, 1997, no further accretion was required after December 31, 1996. (See Note 7).

    (o)  Stock Split

         In December 1996, the Company's Board of Directors declared a three-for-one split of the Company's Common Stock, which has been retroactively reflected in the accompanying consolidated financial statements. In December 1996, Taylor's Board of Directors declared a three-for-one split of Taylor's Class C Exchangeable Common Stock, which has been retroactively reflected in the accompanying consolidated financial statements.

    (p) Net Income (Loss) Per Share Available to Common Shareholders and Pro Forma and Supplemental Pro Forma Net Loss Per Share

         Net income (loss) per share available to common shareholders is based on the weighted average number of shares of common stock and common stock equivalents outstanding, as adjusted for the stock split described above for all periods presented. Common stock equivalents represent options, convertible stock and convertible debt using the treasury stock method for all periods presented. Any common stock options and convertible stock issued from one year prior to the initial public filing with a price below the estimated initial public offering price have been included as outstanding shares for all periods presented reduced by the number of shares which could be purchased with proceeds from the exercise of the options.

         Pro forma net loss per share is computed based upon pro forma net loss as described below and the weighted average number of shares adjusted for the conversion of $250,000 of convertible debentures into 339,366 shares of Common Stock and the dilutive effect of any common stock equivalents, as appropriate.

         Supplemental pro forma net loss per share for fiscal 1997 of $(0.17) is computed based upon (i) pro forma net loss adjusted for the reduction in interest expense net of tax benefit of approximately $343,000 for fiscal 1997 resulting from the application of net proceeds of the Company's initial public offering to reduce indebtedness of the Company and (ii) the pro forma weighted average number of shares of Common Stock outstanding adjusted to reflect the sale by the Company of approximately 1,045,000 shares of Common Stock in the offering resulting in net proceeds sufficient to pay such indebtedness for fiscal 1997.

         In February 1997, the Financial Accounting Standards (the "FASB") issued Statement No. 128, "Earnings Per Share". This statement simplifies the standards for computing earnings per share (EPS), and makes them comparable to international EPS standards. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company adopted this statement effective

         April 1, 1997, and such adoption did not have a material impact on the Company's results of operations. For fiscal 1997, basic (loss) per share was $(1.99). Diluted EPS for fiscal 1997 was anti-dilutive.


    (q)  Pro Forma Statement of Operations

         Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying unaudited pro forma consolidated statement of operations for the year ended March 31, 1997 reflects the change in net loss available to common shareholders resulting from the following events which occurred upon the completion of the Company's initial public offering: (i) the automatic termination of the redemption provision of redeemable common stock; (ii) the conversion of $250,000 of subordinated debentures into 339,366 shares of the Company's Common Stock; and (iii) the issuance of 27,999 shares of Common Stock required upon the retirement of the $2.0 million shareholder note payable which was repaid with a portion of the proceeds of the offering.

2.  ACQUISITIONS

    On January 29, 1996, Total Control Products, Inc. acquired 100% of the outstanding common stock of Cincinnati Dynacomp, Inc. ("Cincinnati"), a manufacturer and distributor of text based operator interface products, for $499,990 and 150,003 shares of the Company's Common Stock (which was assigned a fair value of $500,010) and merged Cincinnati into its wholly-owned subsidiary. Additionally, the former shareholders of Cincinnati are entitled to contingent cash and Common Stock consideration. To the extent calendar year 1996 and 1997 sales of Cincinnati and certain similar Company products exceed its historical sales volume, the contingent consideration is equal to 10% for the first $1.0 million of such excess and 4% of any further excess. There was no contigent consideration earned for calendar 1996. All payments of such contingent consideration for calendar year 1997 to the former majority shareholder, who will receive 53% of such consideration, shall be paid in shares of Common Stock valued at their then fair market value and the remainder to be paid to the other former shareholders shall be paid in cash. To the extent calendar year 1998, 1999 and 2000 sales of the Company exceed approximately $32.0 million in any of those years, the former majority shareholder of Cincinnati receives 1.25% of such excess of which 50% shall be paid in cash and 50% shall be paid in shares of the Company valued at their then fair market value, with the agreement providing the Company a buy-out option related to this contingent consideration ranging from $1.0 million to $2.0 million depending on the timing of such prepayment. All contingent consideration is due 90 days after the respective calendar years on which such consideration was based.

    This acquisition was accounted for under the purchase method. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values. This treatment resulted in approximately $1.98 million of cost in excess of net assets acquired at the date of acquisition. In fiscal 1997, goodwill increased by approximately $970,000, primarily as a result of the Company revising its estimate of the costs to exit the Cincinnati facility in connection with the Company's integration plan established at the acquisition date. Such excess (which will increase for any future contingent consideration paid) is being amortized on a straight-line basis over 15 years. Cincinnati's results of operations have been included in the consolidated results of operations since the date of acquisition.

    In fiscal 1996, the Company made an investment in a foreign joint venture, which distributes industrial automation tools, including the Company's products. The Company owns 40% of this joint venture, which is located in the Netherlands and sells products throughout Europe, with the remaining 60% owned by the Company's largest vendor (see Notes 7 and 10) and the distributor of this vendor's product (see Note 7). This investment is accounted for under the equity method.

    On September 19, 1996 the Company entered into an agreement to acquire a controlling interest in Taylor, a developer and marketer of industrial automation software products located in Edmonton, Alberta. The transaction was consummated on September 26, 1996 and the results of operations have been included since that date. In exchange for 100% of the outstanding voting shares of common stock of Taylor, the Company paid $7,389,817, which included $2.2 million in the form of a note payable to the former principal shareholder and 767,112 shares of Class C Exchangeable common stock of Taylor (convertible into 767,112 shares of the Company's Common Stock; see
    Note 7 for a description of the features of the stock). In addition, the agreement provides for the payment of contingent cash consideration based on future revenues of Taylor. To the extent the revenues of Taylor exceed $8.0 million in any of the two 12 month periods following the acquisition, the Taylor shareholders will receive $1.0 million due 90 days after that respective 12 month period. Additionally, the Taylor shareholders will receive cash consideration in the amount of 50% of the revenue of Taylor in excess of $9.2 million and $10.6 million for the first and second 12 month period after the acquisition, respectively, with the total consideration capped at $3.0 million for any 12 month period related to this provision. The $4.65 million value assigned to the 767,112 shares of Class C Exchangeable common stock was based on management's estimate of fair value, primarily based on the present value of the potential redemption of the security as well as recent equity transactions. The Company also incurred approximately $600,000 in direct expenses related to the acquisition. The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to assets acquired based on their estimated fair values.

    In connection with the transaction, the Company sold 39% of the Class A voting shares of Taylor for $4.0 million to Digital Electronics. To the extent the contingent consideration described above is earned, the Company is required to contribute as equity into Taylor a portion of the earnout payment and receive additional equity interest in

    Taylor up to a maximum of 4% based on a formula outlined in a letter of understanding between the Company and Digital. The $4.0 million investment in Taylor by Digital was greater than 39% of the equity of the subsidiary, and this difference of approximately $600,000 was reflected as a reduction of goodwill to properly reflect the Company's cost of the Taylor acquisition.

    In connection with the acquisition of Taylor, the Company engaged a broker to commence the sale of one of the developed software product lines acquired. The purchase price value assigned to these assets held for sale of approximately $5.0 million is based on management's estimate of the expected gross proceeds to be received using similar market multiples of recent sales of comparable product lines less estimated applicable tax and direct costs of the disposal. The net expenses in excess of revenue, (including the interest expense on related debt that was expected to be retired from the proceeds from the sale) of approximately $197,000 incurred by the Company since the acquisition has not been reflected in the statement of operations of the Company. It is management's belief that the sale of this product line will be completed by September 25, 1997.

    Purchased research and development expense and other related acquisition expenses relating to the acquisition of Taylor totaled $4.9 million and was charged to expense at the acquisition date in September 1996. Of this expense, approximately $4.7 million was allocated to incomplete research and development that had not yet reached technological feasibility and did not have a future alternative use, and therefore was charged to expense at the acquisition date. The amount allocated to the purchased incomplete research and development projects represents the estimated fair value related to those projects determined by an independent appraisal. Proven valuation procedures and techniques were utilized in determining the fair
    market value of each intangible asset.   The purchased research and
    development projects were individually identified and were valued based on estimates of discounted future income. Consideration was given to the stage of development, the time and resources required for completion, as well as the market potential and associated risks. To bring these projects to technological feasibility, high-risk developmental and testing issues needed to be resolved, which required substantial additional effort and testing.

    The remaining excess purchase price over the estimated fair value of identified net assets (which will increase for any future contingent consideration) of approximately $2.5 million was assigned to goodwill and is being amortized over 7 years. Estimates related to certain acquisition costs are preliminary and will be changed based on actual results. The amount of goodwill recorded will be adjusted for any such changes.

    The following unaudited pro forma results of operations data for fiscal 1995, 1996 and 1997 assume the Cincinnati acquisition occurred as of April 1, 1994 and the Taylor acquisition occurred as of April 1, 1995 (in thousands except per share amounts):

                                       Year Ended March 31,
                                ----------------------------------------------
                                    1995           1996            1997
                                  (Unaudited)    (Unaudited)     (Unaudited)
                                -------------- -------------- ----------------
    Net sales                     $   27,616      $  39,553       $  43,858
    Net income                           584            325           1,150
    Net income (loss) available
      to common shareholders             376         (1,281)         (7,911)
    Net income (loss) per common
      share                       $     0.06      $   (0.23)      $   (1.48)
                                  -----------     ----------      ----------
                                  -----------     ----------      ----------


3.  INCOME TAXES

    The components of the provision for income taxes for fiscal 1995, 1996 and 1997 are as follows:


                                          Year Ended March 31,
                               --------------------------------------------
                                     1995          1996            1997
                               --------------  ------------   -------------
    CURRENT:
       U.S. Federal               $252,000       $556,000      $  395,000
       State                        59,200        143,000          94,000
                                  --------       ---------     ----------
       Total current payable       311,200        699,000         489,000
                                  --------       ---------     ----------
    DEFERRED:
       U.S. Federal                (52,000)       (28,000)        391,000
       State                       (12,000)        (6,000)         93,000
       Foreign                        -              -             67,000
                                  --------       ---------     ----------
       Total deferred              (64,000)       (34,000)        551,000
                                  --------       ---------     ----------
       Total provision            $247,200       $665,000      $1,040,000
                                  --------       ---------     ----------
                                  --------       ---------     ----------

    The provision for income taxes differs from the amounts which would result by applying the applicable Federal income tax rate before income taxes for fiscal 1995, 1996 and 1997 and are reconciled as follows:


                                                         Year Ended March 31,
                                              ---------------------------------------
                                                  1995        1996          1997
                                              ------------ -----------  -------------
    Provision for (benefit from) income
      taxes computed at federal statutory
      rate                                       $329,604   $565,162    $ (808,231)
    State income taxes, net of Federal tax
      benefit                                      48,471     83,112      (118,858)
    Permanent differences:
      Charge for purchased research and
        development                                  -           -       1,833,000
      Nondeductible goodwill amortization            -           -         124,455
      Nontaxable earnings in foreign joint
        venture                                      -           -         (30,976)
      Other                                        11,925     16,726        40,610
    Utilization of research and development
      tax credits                                (142,800)      -             -
                                                 ---------  --------    ----------
                                                 $247,200   $665,000    $1,040,000
                                                 --------   --------    ----------
                                                 --------   --------    ----------

    In conjunction with the Company's acquisition of Cincinnati, the Company acquired net deferred tax assets of $795,000. A portion of the acquired deferred tax assets relates to net operating loss carry forwards ("NOLs") of approximately $430,000, which begin to expire in 2006. These NOLS will be limited to approximately $56,000 per year, and, at such level, it is management's opinion that these NOLs will not expire without being fully utilized.

    Components of the net deferred income tax assets which are included in current deferred tax assets and other long term assets on the accompanying consolidated balance sheets, at March 31, 1996 and 1997 are as follows:

                                                            March 31,
                                                -----------------------------
                                                     1996          1997
                                                ------------    -------------
    Cumulative temporary differences:
       Net operating loss carry forward from
        acquired entities                        $  180,000     $  286,510
       Accrued expenses                              18,639        650,996
       Inventory, primarily reserves                314,309        250,939
       Allowances for accounts receivable           127,642        133,645
       Deferred compensation                         35,418         17,186
    Depreciation                                     18,394        (16,682)
    Basis difference in intangibles                  99,863          5,915
    Tax credits                                           -        104,609
    Other temporary differences                        (265)             -
                                                  ----------    -----------
       Total deferred income tax asset           $  794,000     $1,433,118
                                                  ----------    -----------
                                                  ----------    -----------


    Generally, undistributed earnings of foreign subsidiaries will not be subject to U.S. tax until distributed as dividends. Since the earnings have been or are intended to be indefinitely reinvested in foreign operations, no provision has been made for any U.S. taxes on the Company's portion of undistributed earnings. Furthermore, any taxes paid to foreign governments on those earnings may be used, in whole or in part, as credits against U.S. tax on any dividends distributed from such earnings. The Company's share of undistributed earnings of its foreign joint venture recorded as of March 31, 1997 is approximately $79,000. There were no undistributed earnings from the Company's foreign subsidiary.

    Because management believes that the deferred tax asset will be fully realized based on current estimates of future taxable income, future reversals of existing taxable temporary differences or available tax planning strategies, no valuation allowance has been recorded against the deferred tax asset.

4.  NOTES PAYABLE

    (a)  BANK

         At March 31, 1996 the Company had a revolving line-of-credit agreement with a bank which allowed borrowings up to $5.5 million ($850,000 was available at March 31, 1996), was due on July 31, 1997, was secured by virtually all of the Company's assets and was personally guaranteed by certain shareholders, limited to $2.0 million. The note carried interest at the bank's prime lending rate (8.25% at March 31, 1996, which was also the average borrowing rate on all short term borrowings as of March 31, 1996). Additionally, the Company had a term loan with the bank for $1.0 million due September 30, 1996.

    In July 1996, the Company entered into a new revolving line-of-credit agreement with a bank which allows for borrowings up to $9.0 million (approximately $7.03 million was available at March 31, 1997) based on 85% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $4.5 million as specified in the agreement. This revolving credit line expires on July 17, 1998. Interest is at LIBOR plus 2% or prime (8.5% at March 31, 1997), at the Company's option, and is due monthly. The Company retired the previously outstanding bank loans discussed above with the proceeds from this new bank agreement.

    Subsequent to year end, the agreement was amended whereby interest is at LIBOR plus 1.5% or prime, at the Company's option.

    All amounts outstanding under this agreement are secured by inventory, receivables and all other general assets of the Company. Among other things, the agreement requires compliance with specific financial covenants related to tangible net worth and debt to tangible net worth ratio. As of March 31, 1997, the Company was in compliance with these covenants.

    Additionally, in November 1996, the Company entered into a line-of-credit agreement with a bank allowing for borrowing up to $1.0 million ($184,000 available at March 31, 1997) based on 80% of eligible accounts receivable of its majority-owned subsidiary. This revolving credit line expires November 25, 1998 and bears interest at prime (8.5% at March 31, 1997) which is due monthly. All amounts under this line are secured by the general assets of the Company's majority-owned subsidiary. The Company retired the previously outstanding bank line-of-credit with the proceeds from this line, which was due on demand.

(b) RELATED PARTIES

    In August 1996, the Company entered into a $1.0 million note payable with a shareholder, Digital Electronics Corporation. The note was repaid in March 1997 with a portion of the proceeds from the Company's initial public offering. Interest was at 5% per annum and was due quarterly.

    Additionally, in connection with the acquisition of its majority-owned subsidiary, Taylor, the Company entered into a $2.2 million note payable with the former principal shareholder of Taylor. The note was repaid in March, 1997 with a portion of the proceeds from the Company's initial public offering. Interest was at 12.5% and was due monthly. This shareholder also has a $233,000 note payable from Taylor due in equal monthly principal and interest payments through March, 1998 or upon the sale of Taylor's labor scheduling software product line currently held for sale by the Company, whichever is earlier.

(c) OTHER

    The Company has a note payable to a Canadian governmental agency with a balance of approximately $184,000 at March 31, 1997, which bears interest at the Canadian prime rate (4.25% at March 31, 1997) plus 3%. Scheduled monthly principal and interest payments of approximately $16,000 are due through August 1, 1997, with the remaining due at September 1, 1997. This loan is guaranteed by the Company's Chief Executive Officer and the former principal shareholder of Taylor.

5.  LONG-TERM DEBT

    Long-term debt at March 31, 1996 and 1997 consisted of the following:

    (a)  RELATED PARTIES

                                                                March 31,
                                                      -------------------------
                                                          1996         1997
                                                      ------------  -----------
    Note payable to principal shareholder, 10%,
        subordinate to convertible debentures, due
        December 1997, repaid March 1997                $200,000      $    -
                                                      ------------  -----------
                                                         200,000           -
    Less- Current maturities                                 ---           -
                                                      ------------  -----------
    Long-term portion                                   $200,000      $    -
                                                      ------------  -----------

    (b) OTHER


                                                                March 31,
                                                      -------------------------
                                                         1996         1997
                                                      ------------  -----------

    Convertible subordinated debentures payable to
        an individual, 6%, convertible, at
        holders' option, into Common Stock at
        $0.74 per share, due December 1997
        converted in full during fiscal 1997         $   300,000    $   -
    Capital lease obligations, interest at 10% to
        12%, principal and interest due in various
        monthly installments through September
        1997 secured by the related  equipment
                                                         146,453       76,292
    Other, 8.5%                                           -           100,691
                                                      ------------  -----------
          Total long-term debt                           446,453      176,983
    Less- current maturities                              95,110      129,272
                                                       -----------   ----------
          Long-term portion                          $   351,343    $  47,711
                                                      ------------  -----------
                                                      ------------  -----------

    Total debt at March 31, 1997 matures as follows:

                  Fiscal Year                        Amount
                  -----------                        ------
                     1998                        $  129,272
                     1999                            47,711
                                                 ----------
                                                 $  176,983
                                                 ----------
                                                 ----------

6.  COMMITMENTS AND CONTINGENCIES

    The Company has an operating lease with a partnership owned by the principal shareholder and a shareholder/officer. Monthly rental payments of $12,000 plus property taxes, insurance and utilities are due through April 2002, with provisions for rent increases tied to increases in the consumer price index.

    The Company leases various other office space and office equipment under operating leases that expire in various years through 2000. Rent expense for fiscal 1995, 1996 and 1997 was approximately $164,000, $243,000 and $588,000, respectively. Included in the table below on a net basis is
    sublease income of approximately $54,000 for   fiscal 1998 and $27,000 for
    fiscal 1999 for two office locations that were leased by Cincinnati.

    Minimum future lease payments under noncancelable operating leases as of March 31, 1997 are as follows:

              Fiscal Year                             Amount
              -----------                             ------
                 1998                             $  781,499
                 1999                                752,386
                 2000                                402,635
                 2001                                204,307
                 2002                                183,415
              Thereafter                              26,268
                                                  ----------
                                                  $2,350,510
                                                  ----------
                                                  ----------


    Certain officers and employees of the Company have employment contracts through fiscal 2001. The Company's total obligation under these contracts in the event of termination without cause as of March 31, 1997 was approximately $2.2 million.

    Under the terms of various agreements, the Company is obliged to pay royalties on product sales at rates from 3.0% to 17.0%. The Company has made certain advance payments in respect of future royalties. Prepaid royalties are amortized to earnings based on actual sales realized over the term of the applicable royalty agreement.

    To manage its foreign currency risk related to its purchases of inventory from a Japanese vendor (see Note 10), the Company hedges firm inventory purchase commitments by entering into forward contracts to purchase Japanese Yen. This hedging minimizes the impact of foreign exchange rate movements on the Company's operating results. Gains and losses on the hedge positions are deferred and included as a component of the transaction when it is completed. At March 31, 1997, the Company had outstanding forward contracts for the purchase of Japanese Yen through June 6, 1997 of $2,228,254 to hedge equivalent outstanding commitments transacted in Yen.

    The holders of certain shares of common stock have certain rights to cause the Company to register those shares under the Securities Act of 1933, as amended (the "Securities Act"). By separate agreements, these registration rights apply to holders of 1,804,767 shares of

    Common Stock of the Company and the 737,112 shares issuable to the former shareholder of Taylor upon the conversion of Taylor Class C Exchangeable common stock (collectively, the "Rights Holders"). All of such registration rights agreements provide that the Rights Holders' registration rights are subject to certain notice requirements and to the condition that, in the case of any piggyback registration rights, the underwriters of any offering have the right to limit the number of shares included in such registration. The Company has agreed to bear the expenses of all registrations under these registration rights agreements, except for underwriting discounts, selling commissions and underwriters' expense allowances, which are to be paid by the respective rights holders.

    On February 14, 1997, a former distributor of Cincinnati filed a third party complaint against the Company's wholly owned subsidiary, Tara Products, Inc. (the successor to Cincinnati), alleging a breach of implied warranties due to alleged defects in products sold by Cincinnati, and seeking to enforce an alleged agreement to indemnify the former distributor from damages, if any, that may arise from litigation currently ongoing between this former distributor and a customer of the former distributor. Although this action is in the preliminary discovery stage, management believes that Tara Products, Inc. has meritorious defenses and intends to vigorously defend this action. Management believes that the ultimate outcome of this litigation will not have a material adverse effect on the Company's financial condition or results of operations.

7.  REDEEMABLE COMMON STOCK ISSUANCES

    During December, 1993, the Company sold 1,204,653 shares of Common Stock for $1.0 million. Included in the terms of the agreement was the right to put the shares to the Company at fair market value, as defined in the agreement, for a two-year period in the event the Company did not complete an initial public offering of its stock by December 16, 1998. This put right automatically terminated upon the closing of the Company's initial public offering.

    In connnection with the acquisition of Cincinnati (see Note 2), the Company issued 150,003 shares of Common Stock. Between January 29, 1998 and January 28, 2000, the shareholders had the right to put the shares to the Company at fair value as defined in this agreement. This redemption right terminated upon the closing of the Company's initial public offering.

    During July, 1994, the Company sold an aggregate of 250,002 shares of Common Stock to Digital Electronics (see Note 10) and to a distributor of Digital Electronics products in exchange for $250,000. The shareholders had the right to put the shares at any time to the Company at the lesser of
    (a) the original purchase price or (b) the net book value per share (on a fully diluted basis) as reflected on the consolidated balance sheet of the Company for the fiscal quarter most recently completed. This right terminated upon the closing of the Company's initial public offering.

    In connection with the acquisition of Taylor, a portion of the consideration exchanged by the Company was 767,112 shares of Class C Exchangeable common stock of Taylor to the former holders of the voting common stock of Taylor. This common stock is convertible at the holders' option into shares of the Company's Common Stock on a one to one basis. This Class C Exchangeable common stock has no rights in the assets or earnings of Taylor, has no voting rights and does not have the right to the dividends of the Taylor Class A common stock outstanding. As a result, this stock is not considered minority interest in Taylor; rather the stock is treated as a redeemable stock of the Company. This stock had certain redemption provisions which terminated automatically upon completion of the Company's initial public offering. In March 1997, 30,000 shares of Class
    C Exchangeable common stock of Taylor was converted into 30,000 shares of the Company's common stock.

8.  STOCK OPTION PLANS

    The Company has four fixed option plans which reserve shares of common stock for issuance to management, employees, directors and advisors of the Company. The Company has adopted the disclosure-only provisions of statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS NO. 123".) Accordingly, no compensation cost has been recognized for the stock option plans. Consistent with the provisions of SFAS No. 123, compensation cost for the Company's four stock option plans has been determined based on the fair value at the grant date for awards. In fiscal 1996 and 1997, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

    ----------------------------------------------------------------------
                                               1996             1997
    ----------------------------------------------------------------------
    Net loss available to shareholders -
    as reported                             $  (608,964)   $  (10,625,477)
    ------------------------------------
    Net loss available to shareholders -
    pro forma                                  (612,936)      (10,759,889)
    ------------------------------------
    Net loss per share - as reported              (0.11)            (1.83)
    ------------------------------------
    Net loss per share - pro forma                (0.11)            (1.86)
    ----------------------------------------------------------------------


    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants during fiscal 1996 and 1997: dividend yield of 0%; expected volatility of 60%; risk-free interest rate of 6%; and expected lives of 3 years.

    (a)  1993 STOCK OPTION PLAN

         The Company's 1993 Stock Option Plan (the "1993 Plan") provides for the grant of common stock options.

         Under the 1993 Plan, incentive stock options ("ISOs") may be granted to any officer or employee of the Company. Nonqualified stock options may be granted to any officer, employee, consultant, director or other agent of the Company.

    In the case of ISOs, the exercise price paid shall be at least 100% (110% in certain cases) of the fair market value of the Common Stock on the date of grant. Options become exerciseable generally over three years or as determined by the Board. Certain acceleration provisions exist related to a change in control of the Company. In December 1996, the Board determined that no additional options will be granted under this plan.

(b) 1996 STOCK OPTION PLAN

    In December 1996, the Company adopted the 1996 Stock Option Plan under which options may be granted to purchase up to 550,000 shares of Common Stock to management, employees and advisors of the Company. This Plan provides for the grant of ISOs and non-qualified stock options.

    In February 1997, the Company granted to employees options to purchase 297,850 shares of Common Stock under the terms of this plan effective on the completion of the intial public offering at an exercise price equal to the intial public offering price of $8.00.


    Subsequent to year-end, the Company granted options under this plan to certain executives totaling 25,000 shares at a price equal to $8.00 per share.

    The following summarizes option activity related to the 1993 and 1996 Stock Option Plans:


                                  1993 Option Plan                                1996 Option Plan
                                  ----------------                                ----------------
                                    Exercise        Weighted Avg                    Exercise     Weighted Avg
                   Shares             Price           Exercise $         Shares      Price         Exercise $
                   ------             -----         ------------         ------     ------         ----------
Outstanding at
March 31, 1994      99,594      $          0.83     $          0.83        -       $   -        $   -
      Granted       43,722                 1.00                1.00        -           -            -
                   --------    ----------------     ---------------     -------    ---------    -------------
Outstanding at
March 31, 1995     143,316          0.83 - 1.00                0.88        -           -            -
     Granted        70,800          2.00 - 3.33                2.34        -           -            -
                   --------    ----------------     ---------------     -------    ---------    -------------
Outstanding at
March 31, 1996     214,166          0.83 - 3.33                1.36        -           -            -
     Granted       111,006          3.33 - 6.66                5.23     297,850        8.00              8.00
     Exercised     (29,148)                1.00                1.00        -           -            -
     Forfeited         -                 -                  -             (700)        8.00              8.00
                   --------    ----------------     ---------------     -------   ---------     -------------
Outstanding at
March 31, 1997     295,974         $0.83 - 6.66     $          3.04     297,150   $    8.00     $        8.00
                   --------    ----------------     ---------------     -------   ---------     -------------
                   --------    ----------------     ---------------     -------   ---------     -------------



    Subject to certain exceptions defined under the stock plans related to an employee's death, disability or termination, options expire ten years from the date of grant. At March 31, 1996 and 1997, options to purchase 80,970 shares and 194,394 shares were exerciseable, respectively.

    (c)  1996 NON-EMPLOYEES DIRECTORS' STOCK OPTION PLAN

         In December 1996, the Company adopted the 1996 Non-Employees Directors' Stock Option Plan shares of Common Stock have been authorized for issuance. All non-employee directors will receive a stock option to purchase 12,000 shares of Common Stock on the day after each annual meeting of shareholders of the Company, provided they are then serving as a director of the Company. All grants will be non-qualified stock options. Options granted under this Plan are exerciseable six months after the date of grant. No options were issued under this plan through March 31, 1997. Subsequent to year-end, the Company approved the granting of options under this plan to three non-employee directors totaling 36,000 shares at a price equal to $8.00 per share.

    (d)  1996 DISCOUNT STOCK PURCHASE PLAN

         In December 1996, the Company adopted the 1996 Discount Stock Purchase Plan under which 250,000 shares of Common Stock have been reserved for issuance. Eligible employees of the Company may purchase Common Stock of the Company beginning November 30, 1997. Eligible employees participate in this Plan by authorizing payroll deductions of up to 10% of their base compensation. The purchase price per share is the lesser of (i) 85% of the fair market value of a share of Common Stock on the date of the commencement of the applicable offering period, or
         (ii) 85% of the fair market value of a share of Common Stock on the date of the end of such period. No shares have been issued under this Plan.

9.  BENEFIT PLANS

    The Company has a 401(k) plan covering all employees of Total Control Products, Inc. Employees must complete one month of service to participate. Employee contributions are supplemented by Company contributions as defined in the plan agreement. Company contributions to the plan totaled approximately $17,000, $29,000 and $95,000 for fiscal 1995, 1996 and 1997, respectively. Additionally, the Company can make discretionary profit-sharing contributions. The Company did not make a discretionary profit-sharing contribution in fiscal 1995, 1996 or 1997.

    The Canadian employees of the Company's subsidiary, Taylor, may contribute on a pre-tax basis to a benefit plan, which does not provide for employer sponsored contributions.

10. SIGNIFICANT VENDOR

    A significant portion of the Company's purchases are made from a related party, Digital Electronics. During fiscal 1995, 1996 and 1997, approximately 65%, 67%, and 56%, respectively, of the Company's total raw material purchases were made from this vendor. The raw material component of cost of sales for fiscal 1995, 1996 and 1997 was approximately 89%, 91%, and 84%, respectively.

11. INITIAL PUBLIC OFFERING

    In December 1996, the Company's Board of Directors authorized an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of Common Stock to 22,500,000. The Company completed an initial public offering of its common stock on March 10, 1997. The Company issued 1,650,000 shares of common stock for net proceeds of $10,998,589.

12. RECLASSIFICATIONS

    Certain balances in the accompanying consolidated financial statements have been reclassified to conform to current year presentation.

13. UNAUDITED SUPPLEMENTAL STATEMENTS OF OPERATIONS DATA

    The following table sets forth certain unaudited consolidated quarterly statement of operations data for each of the eight quarters ending with the quarter ended March 31, 1997. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements contained herein and includes all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary to present fairly this information in accordance with generally accepted accounting practices. The Company's operating results for any one quarter are not necessarily indicative of the results to be expected for any future period.

                                                              THREE MONTHS ENDED

                                    June 30,  Sept. 30,    Dec. 31,   Mar. 31,   June 30,  Sept. 30,    Dec. 31,   Mar. 31,
                                      1995       1995        1995       1996       1996       1996        1996       1997
STATEMENT OF OPERATIONS DATA:
Operator interface and related      $  5,064   $  5,624    $  5,824   $  7,647   $  8,779   $  7,481    $  8,445   $   8,867
Industrial computers and related         146        238         443        356        281        656       1,162         992
Software tools and related               158         84          64         95         17         81       1,912       2,148
                                   ---------  ---------   ---------  ---------  ---------  ---------   ---------  ----------
     Net sales                         5,368      5,946       6,331      8,098      9,077      8,218      11,519      12,007
Cost of goods sold                     3,170      3,633       3,785      4,782      5,167      4,633       5,398       5,466
                                   ---------  ---------   ---------  ---------  ---------  ---------   ---------  ----------
Gross profit                           2,198      2,313       2,546      3,316      3,910      3,585       6,121       6,541
Operating expenses:
     Sales and marketing               1,040      1,137       1,221      1,591      1,716      1,731       2,737       2,934
     Research and development            406        468         493        585        695        765       1,131       1,302
     General and administrative          316        317         364        604        853        834       1,225       1,157
     Charge for purchased research
      and development                      -          -           -          -          -      4,893           -           -
                                   ---------  ---------   ---------  ---------  ---------  ---------   ---------  ----------
Income (loss) from operations            436        391         468        536        646     (4,638)      1,028       1,148
Interest expense and other, net          (14)       (15)        (30)      (110)      (103)      (128)       (156)       (174)
                                   ---------  ---------   ---------  ---------  ---------  ---------   ---------  ----------
Income (loss) before income taxes
 and minority interest                   422        376         438        426        543     (4,766)        872         974
Provision for (benefit from) income
 taxes                                   169        150         175        171        218        (26)        407         441
                                   ---------  ---------   ---------  ---------  ---------  ---------   ---------  ----------
Income (loss) before minority
 interest                                253        226         263        255        325     (4,740)        465         533
Minority interest in loss of
 subsidiary                                -          -           -          -          -      1,835          16           2
                                   ---------  ---------   ---------  ---------  ---------  ---------   ---------  ----------
Net income (loss)                        253        226         263        255        325     (2,905)        481         535
Accretion to redemption value of
 common stock                           (481)      (481)       (481)      (164)    (3,462)    (1,436)     (4,163)          -
                                   ---------  ---------   ---------  ---------  ---------  ---------   ---------  ----------
Net income (loss) available to
 common shareholders                $   (228)   $  (255)    $  (218)      $ 91   $ (3,137)   $(4,341)    $(3,682)     $  535
                                   ---------  ---------   ---------  ---------  ---------  ---------   ---------  ----------
                                   ---------  ---------   ---------  ---------  ---------  ---------   ---------  ----------
Net income (loss) per share
 available to shareholders         $   (0.04)  $  (0.05)   $  (0.04)    $ 0.02  $   (0.56)  $  (0.76)   $  (0.65)    $  0.08
                                   ---------  ---------   ---------  ---------  ---------  ---------   ---------  ----------
                                   ---------  ---------   ---------  ---------  ---------  ---------   ---------  ----------
Weighted average number of common
 and common equivalent shares
 outstanding                       5,625,667  5,625,667   5,625,667  5,698,102  5,630,142  5,693,539   5,693,539  6,549,068
                                   ---------  ---------   ---------  ---------  ---------  ---------   ---------  ---------
                                   ---------  ---------   ---------  ---------  ---------  ---------   ---------  ---------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age as of March 31, 1997, and position of the executive officers and directors of the Company:

NAME                                 AGE            POSITION
----                                 ---            --------

Nicholas T. Gihl(1)...............   40     Chairman, Chief Executive Officer
                                              and President, Director
Dennis Marrano....................   47     Senior Vice President of Operations
Peter A. Nicholson................   33     Senior Vice President and Chief
                                              Financial Officer, Treasurer,
                                              Secretary
Kevin O'Connor....................   37     Senior Vice President of Sales
Neil R. Taylor....................   47     Senior Vice President of Software
                                              Development, Director
Frank Wood........................   49     Senior Vice President of Product
                                              Development and Marketing
Julius J. Sparacino(1)............   59     Chairman Emeritus, Director
A.B. Siemer(1)(3).................   59     Director
Edward T. Hurd(2)(3)..............   58     Director
Donald J. Kramer(2)(3)............   64     Director

---------------

(1) Member of the Executive Committee.
(2) Member of the Compensation Committee.
(3) Member of the Audit Committee.

Mr. Gihl co-founded the Company in 1982, along with Mr. Sparacino, and has served as President of the Company since April 1994. From the Company's founding in 1982 to March 1994, Mr. Gihl served as Executive Vice President.
Mr. Gihl has served as a director of the Company since the Company's founding. Mr. Gihl became Chairman in December 1996. Prior to co-founding the Company, from October 1979 to November 1982, Mr. Gihl served in several design engineering and electronic development positions and as a Design Supervisor at Mark Controls, a manufacturer of energy management systems. Mr. Gihl is married to the daughter of Mr. Sparacino.

Mr. Marrano joined the Company in April 1985 as Director of Manufacturing and has served in various positions with the Company since that time, most recently as the Senior Vice President of Operations since April 1996.

Mr. Nicholson has served as Senior Vice President and Chief Financial Officer, Treasurer and Secretary of the Company since June 1996. From June 1995 to May 1996, Mr. Nicholson served as Vice President of Finance of Mama Tish's Italian Specialties, Inc., a manufacturer and marketer of frozen dessert products. From July 1985 to May 1995, Mr. Nicholson was employed by Arthur Andersen LLP, most recently as a manager in the audit and business advisory practice area. Mr. Nicholson is a Certified Public Accountant.

Mr. O'Connor has served as the Company's Senior Vice President of Sales since February 1996. Mr. O'Connor served as the Company's Vice President of Sales and Marketing from March 1994 to February 1996 and as a regional sales manager from December 1992 to March 1994. From August 1983 to December 1992, Mr. O'Connor served as a Regional Sales Engineer for McNaughton-McKay Electric Company, a distributor of industrial automation products.

Mr. Taylor has served as Senior Vice President of Software Development and a director of the Company since the consummation of the Taylor Transaction in September 1996. Mr. Taylor founded Taylor, a developer and marketer of
industrial automation software products, in 1979.   Mr. Taylor served as the
Chairman of the Board of Taylor from inception to September 1996, and President of Taylor from inception to September 1991.

Mr. Wood has served as Senior Vice President of Product Development and Marketing of the Company since February 1996. From September 1995 to February 1996, and May 1993 to July 1993, Mr. Wood served as a consultant in the industrial automation market. From August 1993 to September 1995, Mr. Wood served as Vice President of Sales and Marketing of Promise Systems Corp., a developer and marketer of software. From October 1988 to April 1993, Mr. Wood served as Vice President of Marketing for AEG Modicon, Inc., a developer, manufacturer and marketer of programmable logic controllers and other industrial automation products.

Mr. Sparacino co-founded the Company in 1982 and has served as a director since that time. Mr. Sparacino served as the Chairman from 1982 to December 1996, when he became Chairman Emeritus. From 1982 to April 1994, Mr. Sparacino served as President of the Company.

Mr. Siemer has served as a director of the Company since December 1993. Mr. Siemer has been the President of Desco Corporation, an industrial and manufacturing holding company, for over thirty years.

Mr. Hurd became a director in March 1997. From 1990 to February 1995, Mr. Hurd was President of Industrial Control, a division of Honeywell Inc., a worldwide supplier of automation and control products, systems and services, and served as Executive Vice President of Honeywell Inc. from February 1995 to April 1996.
Mr. Hurd has been an independent consultant since April 1996. Mr. Hurd is also a director of Moore Products Co., a manufacturer of industrial products for the process control industry.

Mr. Kramer became a director in March 1997. From January 1990 to March 1996, Mr. Kramer was a Special Limited Partner of TA Associates, a venture capital investing firm, and was a general partner of TA Associates for the five years preceeding January 1990. Since March 1996, Mr. Kramer has been a private investor. Mr. Kramer is also a director of Robotic Vision Systems, Inc., a designer, manufacturer and installer of machine vision-based products, and Micro Component Technology, Inc., a supplier of semi-conductor handling equipment.

Executive officers of the Company are appointed by the Board of Directors and serve, subject to their removal or resignation, until their successors have been duly elected and qualified.

EMPLOYMENT AGREEMENTS

The Company entered into written employment agreements with Mr. Gihl on December 19, 1996, with Mr. Marrano as of September 30, 1996, with Mr. Nicholson effective June 1, 1996, with Mr. Taylor as of September 19, 1996 and with Mr. Wood effective February 9, 1996. The employment agreements for

Messrs. Marrano and Wood provide for an initial term of one year, while the initial term under Mr. Gihl's employment agreement is approximately 54 weeks, Mr. Taylor's initial employment term under his employment agreement is three years and Mr. Nicholson's initial employment term under his employment agreement is nineteen months. After the expiration of the initial term, the employment agreements automatically renew for successive one year periods unless either party delivers written notice of its desire to terminate the agreement at least 90 days prior to the expiration of the term. The base salaries for Messrs. Gihl, Marrano, Nicholson, Taylor and Wood under their respective employment agreements is $200,000, $125,000, $125,000, $125,000 and $125,000, respectively.

Each of the employment agreements contains a noncompetition covenant whereby the employee agrees that for a period lasting from the date of the agreement to one year after the termination of his employment with the Company, he will not engage in any business that competes with the Company anywhere in the United States. In addition, each employee has agreed to be bound by the terms of a confidentiality provision requiring the employee to hold the Company's confidential information in the strictest confidence for the longest period permitted by law. Under the terms of these agreements, the employee's employment with the Company may be terminated prior to the expiration of the term for "cause," as defined in the agreements. In the event of termination for cause or if the employee voluntarily terminates his employment, the Company's obligations under the agreement cease and the employee forfeits all his rights to receive any compensation or benefits, except for salary and benefits for services already performed as of the date of termination. In addition, if the Company terminates an employee's employment under certain circumstances the
Company must pay the employee designated severance amounts.   In particular, in
the event the Company terminates Mr. Gihl's employment for any reason other than death, disability or cause, including the decision not to renew the term of his employment agreement, Mr. Gihl will be entitled to receive in one lump sum payment an amount equal to two years compensation, based upon his highest monthly salary during the twelve months immediately preceding the termination, plus two times the bonus paid Mr. Gihl for the most recent fiscal year. In addition, all of Mr. Gihl's unvested stock options shall vest and become immediately exerciseable and the Company shall continue his medical insurance benefits for a period of two years. Under the terms of Mr. Taylor's employment agreement, if Mr. Taylor's employment is terminated by the Company for any reason other than death, disability or cause, Mr. Taylor shall be entitled to receive his salary for the longer of the remainder of the employment term, or twelve months from the date of termination. In the event the Company terminates Mr. Wood's employment for any reason other than death, disability or cause, including the decision not to renew the term of his employment agreement, the Company shall pay Mr. Wood his base salary for a period of one year following such termination and will continue his medical insurance benefits during such period to the extent Mr. Wood is not entitled to receive similar benefits from a subsequent employer. In the event the Company terminates Mr. Marrano's employment for any reason other than cause, including the decision not to renew the term of his employment agreement, the Company shall pay Mr. Marrano an
amount equal to $150,000 in one lump sum payment.   Finally, if the Company
terminates Mr. Nicholson's employment for any reason other than cause, death, disability or within one year after certain circumstances defined as a "change of control," but including upon the decision of the Company not to renew the term of Mr. Nicholson's employment, the Company shall pay Mr. Nicholson in one lump sum an amount equal to six times the greater of his monthly salary as of the date of termination or his highest monthly salary during the prior twelve month period and continue Mr. Nicholson's medical insurance benefits during such six month period to the extent Mr. Nicholson is not entitled to receive similar benefits from a subsequent employer. In addition to the payment of the amounts set forth above, if the Company terminates Mr. Nicholson's employment within one year after a change of control (other than for cause) or Mr. Nicholson terminates his employment for good reason (as defined in such agreement), the Company is obligated to pay Mr. Nicholson in one lump sum an additional amount equal to $25,000. In the case of Messrs. Gihl, Marrano and Nicholson, the employee may also become entitled to severance under other designated circumstances involving his decision to terminate his employment with the Company.

Under the terms of these agreements, the employees are entitled to bonus amounts based upon the Company meeting certain financial targets. Mr. Gihl's agreement provides for a minimum bonus of $5,000 per quarter and Mr. Wood's agreement provides for a minimum bonus of $4,000 per quarter.

STAGGERED BOARD OF DIRECTORS

Pursuant to the Company's Articles of Incorporation, the Board of Directors is divided into three classes of directors serving staggered three-year terms. The terms of Class I directors (Messrs. Siemer and Taylor) expire in 1998; the terms of Class II directors (Messrs. Sparacino and Kramer) expire in 1999; and the terms of Class III directors (Messrs. Gihl and Hurd) expire in 2000. All directors of each class hold their positions until the annual meeting of shareholders held during the year in which the terms of the directors in such class expire, or until their respective successors are elected and qualified.

COMPENSATION OF DIRECTORS

Non-Employee directors are paid $1,500 for their attendance of each face-to-face board meeting and $250 for their attendance at any committee meeting of the board or telephonic board meeting, plus reimbursement for their out of pocket expenses incurred to attend each committee or board meeting, up to a total amount not to exceed $10,000 per director per year. In addition, non-employee directors participate in the 1996 Non-Employee Directors' Stock Option Plan, and options to purchase 12,000 shares of the Company's Common Stock were granted to each nonemployee director effective as of June 1, 1997, with all of such options vesting on December 1, 1997.

DIRECTOR COMMITTEES

The Board of Directors has established an Executive Committee, an Audit Committee and a Compensation Committee.

The Executive Committee is empowered to act with all authority granted to the Board of Directors between board meetings, except with respect to those matters required by Illinois law or by the Company's By-laws to be subject to the power and authority of the Board of Directors as a whole. Messrs. Gihl, Siemer and Sparacino are the current members of the Executive Committee.

The functions of the Audit Committee are to recommend annually to the Board of Directors the appointment of the independent public accountants of the Company, to discuss and review the scope and the fees of the prospective annual audit and to review the results thereof with the Company's independent public accountants, to review and approve non-audit services of the independent public accountants, to review compliance with existing major accounting and financial policies of the Company, to review the adequacy of the financial organization of the Company and to review management's procedures and policies relative to the adequacy of the Company's internal accounting controls. Messrs. Hurd, Kramer and Siemer serve on the Audit Committee.

The functions of the Compensation Committee are to review and approve annual salaries and bonuses for all executive officers, to review, approve and recommend to the Board of Directors the terms and conditions of all employee benefit plans or changes thereto and to administer the Company's various stock plans. Messrs. Hurd and Kramer serve on the Compensation Committee.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth a summary of all compensation paid by the Company for the past two fiscal years to the Company's Chief Executive Officer and the Company's four most highly compensated executive officers other than the CEO.


                                                             ANNUAL COMPENSATION

Name and Principal Position(1)         Year      Salary         Bonus          Compensation(2)
------------------------------         ----      ------         -----          ---------------
Nicholas T. Gihl
    Chairman, President and Chief
    Executive Officer                  1997      $193,867       $60,000             $12,178
                                       1996       130,000        --                   8,229

Peter A. Nicholson
    Senior Vice President and Chief
    Financial Officer                  1997        91,667       100,000                 831
                                       1996            --            --                  --

Dennis Marrano
    Senior Vice President of
    Operations                         1997       110,000        32,250               4,238
                                       1996       101,250        32,375                 788

Kevin O'Connor
    Senior Vice President of Sales     1997        110,000       24,750              11,802
                                       1996        101,250       32,375               4,461

Frank Wood
    Senior Vice President of Product
    Development and Marketing          1997        110,000       24,750               1,489
                                       1996         15,865           --                  --



(1) Pursuant to the terms of his employment agreement with the Company, Mr. Taylor, Senior Vice President of Software Development of the Company since September 1996, receives annual base salary of $125,000.
(2) Other compensation consists of matching contributions under the Company's 401(k) plan and amounts paid for car allowance.

The following table provides certain specified information concerning the grant of options under the 1993 and 1996 Stock Plans during fiscal 1997 to Named Executive Officers.



                        Number             % of Total
                      Securities            Options
                      Underlying           Granted to                                                  Grant
                       Options            Employees in                                                 Date
Name                   Granted            Fiscal Year         Exercise Price      Expiration           Value
----                   -------            -----------         --------------      ----------           -----

Nicholas T. Gihl        50,000                 12%                 $8.00            3/11/07            $8.00
Peter A. Nicholson      30.000                  7%                  3.33             6/1/06             3.33
Dennis Marrano          36,000                  9%                  5.00             6/1/06             3.33


The following stock table provides certain specified information concerning fiscal year option exercises and unexercised options at March 31, 1997.



                                                     Number of Securities             Value of Unexercised In-
                                                    Underlying Unexercised              the-Money Options At
                                                  Option at March 31, 1997(#)             March 31, 1997($)
                                                 ----------------------------       ----------------------------
                   Shares(#)
                   Acquired on    Value($)
Name                Exercise      Realized       Exercisable    Unexercisable       Exercisable    Unexercisable
----                --------      --------       -----------    -------------       -----------    -------------
Nicholas T.
Gihl                  --            --              --              50,000              --               --

Peter A.
Nicholson             --            --              --              30,000              --            136,350

Dennis
Marrano             29,148       204,036          36,000            14,574            103,500         100,196

Frank
Wood                  --            --            52,800              --              310,200            --

Kevin
O'Connor              --            --            99,594              --              701,694            --


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of Common Stock as of March 31, 1997 by (i) each Named Executive Officer, (ii) each director of the Company, (iii) all executive officers and directors as a group, and (iv) each person who is known by the Company to own beneficially more than 5.0% of the outstanding Common Stock.

                                   SHARES BENEFICIALLY OWNED AT MARCH 31, 1997
                                   -------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS(1)                    NUMBER(2)       PERCENT
--------------------------------                       -------         -------

Nicholas T. Gihl . . . . . . . . . . .                 647,700(3)        9.4%

Dennis Marrano . . . . . . . . . . . .                  80,148(4)        1.2

Peter A. Nicholson . . . . . . . . . .                      --           --

Kevin O'Connor . . . . . . . . . . . .                  99,594(5)        1.4

Neil R. Taylor . . . . . . . . . . . .                 575,419(6)        7.7

Frank Wood . . . . . . . . . . . . . .                  52,800(7)         *

Julius J. Sparacino. . . . . . . . . .               1,716,721(8)       24.8

A.B. Siemer(9) . . . . . . . . . . . .               1,134,652          16.4

Edward R. Hurd . . . . . . . . . . . .                      --           --

Donald J. Kramer . . . . . . . . . . .                      --           --

All executive officers and directors
as a group (10 persons). . . . . . . .              4,306,949(10)       56.1
OTHER FIVE PERCENT SHAREHOLDERS

Digital Electronics Corporation(11). .                398,001            5.8


----------------------
 * Less than one percent.

(1) Unless otherwise indicated, address is c/o Total Control Products, Inc., 2001 North Janice Avenue, Melrose Park, Illinois 60160.
(2) Unless otherwise indicated in the footnotes to this table, the Company believes the individuals named in this table have sole voting and investment power with respect to all shares of Common Stock reflected in this table.
(3) Includes 575,700 shares held directly by Mr. Gihl, and 72,000 shares held directly by Mr. Gihl's spouse.
(4) Includes 44,148 shares owned by Mr. Marrano, and 36,000 shares issuable upon the exercise of options, all of which are currently exercisable.

(5) Represents 99,594 shares issuable upon the exercise of options, all of which are currently exercisable.
(6) Represents 513,966 shares issuable upon the conversion of Mr. Taylor's Taylor Exchangeable Shares, and 61,368 shares issuable upon the conversion of Taylor Exchangeable Shares owned by Mr. Taylor's spouse. Also includes 85 shares of Common Stock owned by Mr. Taylor's son. Mr. Taylor disclaims beneficial ownership of the shares issuable upon the conversion of Taylor Exchangeable Shares owned by his spouse.
(7) Represents 52,800 shares issuable upon the exercise of options, all of which are currently exercisable.
(8) Does not include an aggregate of 360,000 shares owned by Mr. Sparacino's children, all of whom are adults who do not reside with Mr. Sparacino. Mr. Sparacino disclaims beneficial ownership of all such shares.
(9) Mr. Siemer's address is c/o Desco, Inc., 150 East Campus View, Suite 250, Columbus, Ohio 43235.
(10)Includes the shares identified in Notes (3) through (8) above.
(11)Includes 18,000 shares owned by Mr. Keizo Wada, the President of Digital Electronics Corporation. Digital Electronic's address is 8-2-52 Nanko-Higashi, Suminoe-ku, Osaka, 559, Japan.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission reports of ownership and changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater-than-10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during fiscal 1997, all filing requirements applicable to its officers, directors and greater-than-10% beneficial owners were complied with, except that an initial statement of beneficial ownership (Form 3) was filed late by Edward Hurd and Donald Kramer.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TAYLOR TRANSACTION

In September 1996, the Company completed a series of transactions resulting in its holding 61.0% of the Class A Shares of Taylor. In the first step of this transaction, the Company acquired all of the voting stock of Taylor in exchange for aggregate consideration of $7.4 million, the right to receive contingent consideration as described below and 767,112 Taylor Exchangeable Shares. Of the $7.4 million, $2.2 million was in the form of a promissory note from Taylor to Neil R. Taylor, the former majority shareholder of Taylor, which was repaid in full with a portion of the proceed's of the Company's initial public offering, and the remainder was paid in cash at the closing. The 767,112 Taylor Exchangeable Shares are convertible into 767,112 shares of Common Stock of the Company at any time at the election of the holders of such shares.

Mr. Taylor and the former shareholders of Taylor also hold certain registration rights with respect to their shares of Common Stock issuable upon conversion of their Taylor Exchangeable Shares.

Under the Taylor Transaction, the former shareholders of Taylor are also entitled to receive certain contingent consideration pursuant to an earn-out formula. Under such formula, if the actual consolidated revenues of Taylor ("Net Revenues") between October 1, 1996 and September 30, 1997 exceed $8.0 million, Taylor will pay the former shareholders an aggregate amount equal to $1.0 million, and to the extent that Net Revenues during such period exceed $9.2 million, Taylor will pay to the former shareholders an aggregate amount, not to exceed $3.0 million, equal to 50.0% of such excess. In addition, for the period between October 1, 1997 and September 30, 1998, if Net Revenues exceed $8.0 million, Taylor will pay to the former shareholders an aggregate amount equal to $1.0 million, and to the extent that Net Revenues during such period exceed $10.6 million, the Company will pay to the former shareholders an aggregate amount, not to exceed $3.0 million, equal to 50.0% of such excess. The Company has guaranteed the payment of all amounts of contingent consideration by Taylor to the former shareholders of Taylor.

Digital Electronics originally loaned the Company an aggregate of $5.0 million in order to consummate the Taylor Transaction. Immediately thereafter, $4.0 million of the loan was converted into 3,900 Taylor Class A Shares, representing 39.0% of the aggregate amount of such shares. The remaining $1.0 million of indebtedness was repaid in full with a portion of the proceeds from the Company's initial public offering.

Pursuant to an arrangement with Digital Electronics, the Company agreed that to the extent Taylor is required to make any payment of contingent consideration to the former shareholders of Taylor, the Company will transfer funds to Taylor in an amount equal to such contingent consideration. To the extent the Company funds a portion of a contingent payout, the Company is permitted to cause Taylor to issue additional Taylor Class A Shares to the Company in order to increase the Company's ownership interest in the outstanding Taylor Class A Shares by the following percentage: 2.0% multiplied by a fraction, the numerator of which is the entire contingent consideration payable to the shareholders and the denominator of which is $4.0 million. If the entire amount of contingent consideration is paid to the former Taylor shareholders, Digital Electronics' ownership interest in Taylor will be decreased to 35.0% and the Company's interest will be increased to 65.0%.

To provide additional financing for the Taylor Transaction, the Company borrowed $2.0 million from A.B. Siemer, a director and significant shareholder of the Company, pursuant to a promissory note dated as of September 19, 1996, which was repaid in full with a portion of the proceeds from the Company's initial public offering.

The Taylor Transaction was accounted for under the purchase method of accounting. For a further discussion of the accounting treatment of the Taylor Transaction and certain accounting charges in connection therewith, see "Item 1--Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview."

CINCINNATI TRANSACTION

In January 1996, a wholly owned subsidiary of the Company merged with Cincinnati. As consideration for the transaction, the shareholders of Cincinnati received $499,990 in cash and the right to receive contingent consideration as described below. In addition, the majority shareholder of Cincinnati received 150,003 shares of the Company's Common Stock.

As additional contingent consideration, the former shareholders of Cincinnati are entitled to the payment of certain contingent consideration. To the extent sales of Cincinnati products and certain similar products of the Company during calendar years 1996 and 1997 exceed Cincinnati's historical sales volume, the Company will pay the former Cincinnati shareholders an amount equal to 10.0% of the first $1.0 million of such excess, and 4.0% of any additional excess. All payments of such contingent consideration for calendar years 1996 and 1997 to the former majority shareholder, who will receive 53.6% of such payments, shall be paid in shares of Common Stock valued at their then fair market value. The remainder of this contingent consideration paid to the other former shareholders
shall be paid in cash.   No contingent consideration was earned with respect to
1996. To the extent net sales of the Company in calendar years 1998, 1999 and 2000 exceed certain base targets, the former majority shareholder of Cincinnati will receive 1.25% of such excess, 50.0% of which shall be paid in cash and 50.0% of which shall be paid in shares of Common Stock, valued at their then
fair market value.   The Company may, at its election, buy-out the payments of
future contingent consideration due to the former majority shareholder for calendar years 1998, 1999 and 2000. The specified payments range from $2.0 million to $1.0 million depending on the timing of such a buy-out.

Pursuant to a registration rights agreement entered into in connection with the Cincinnati Transaction, the Company granted certain piggy-back registration rights to the former majority shareholder with respect to the shares of Common
Stock issued to him.   The Cincinnati Transaction was accounted for under the
purchase method of accounting. For a further discussion of the accounting treatment of the Cincinnati Transaction and certain accounting charges in connection therewith, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview."

OTHER RELATED PARTY TRANSACTIONS

The Company is party to a lease agreement, dated March 26, 1992, as amended in December, 1996, with J&N Partnership, an Illinois general partnership owned by Messrs. Sparacino and Gihl and Mr. Sparacino's sons and daughter (Mr. Gihl's spouse), pursuant to which the Company leases its principal 39,000 square foot office and manufacturing facility located in Melrose Park, Illinois. Annual rent under the lease is $144,000 plus property taxes, insurance and utilities, and the lease terminates in April 2002. The Company has also agreed pursuant to the terms of the lease agreement to pay all expenses relating to occupancy and maintenance of the leased premises.

At March 31, 1997, Mr. Gihl, an executive officer and significant shareholder of the Company, was indebted to the Company in the amount of $192,000 pursuant to two promissory notes bearing interest at a rate per annum equal to 1.0% above the prime rate, maturing on December 16, 1998. Interest is being accrued quarterly under these notes, and all amounts outstanding under these notes are secured by a pledge of Mr. Gihl's shares of Common Stock.

The Company purchases all of the flat panel display screens that are the principal hardware component incorporated in its graphics-based operator interface product line from Digital Electronics, which owns 380,001 shares of Common Stock, representing 5.5% of the outstanding Common Stock, and owns 39.0% of the Taylor Class A Shares. Keizo Wada, the President and Chairman of Digital Electronics, owns 18,000 shares of the Common Stock of the Company. Hardware purchases by the Company from

Digital Electronics totaled $6.2 million, $8.8 million and $10.2 million for fiscal 1995 and 1996 and 1997, respectively. Mr. Gihl is a member of the Board
of Directors of Digital Electronics.   Digital Electronics is permitted to have
a representative present at all regularly scheduled quarterly board meetings of the Company. Such representative does not vote, and shall receives $2,500 for each board meeting attended plus reimbursement for all out-of-pocket costs and
expenses.   See "Item 1--Risk Factors-Dependence Upon Digital Electronics
Corporation."

Effective November 1996, Taylor entered into a two-year consulting agreement with Digital Electronics whereby Digital Electronics has agreed to provide certain product development and marketing consulting services to Taylor in exchange for compensation of $200,000 per year. This agreement terminates in October 1998.

For information regarding certain transactions between the Company, Taylor, Mr. Siemer and Digital Electronics in connection with the Taylor Transaction, see "Taylor Transaction" above.

Pursuant to a distribution agreement dated April 1, 1995, the Company has the exclusive right to market and distribute in North and South America all of Digital Electronics' hardware products. The distribution agreement expires on April 1, 2005.

In November 1995, the Company purchased a 40.0% interest in ProFace, a joint venture among the Company, Digital Electronics and Moritani America, Inc.
("Moritani America").   Moritani America (which, together with its parent,
Moritani & Co., owns an aggregate of 291,501 shares of the Company's Common Stock) acts as the import broker of Digital Electronics' products on behalf of the Company. ProFace, an industrial automation products distributor located in the Netherlands, distributes the Company's and Digital Electronics' products in Europe. This investment is accounted for by the Company under the equity method. ProFace did not have significant operations during fiscal 1996. For fiscal 1997, the Company's share of net earnings of the joint venture was $79,000.

Neil Taylor, a director of the Company and its Senior Vice President of Software Development, together with his wife, received a $2.2 million note (which was repaid with a portion of the proceeds of the initial public offering), $3.7 million in cash, 575,334 Taylor Exchangeable Shares and the right to receive certain contingent consideration in connection with the Taylor Transaction. Prior to the Taylor Transaction, Neil Taylor and his wife loaned Taylor an aggregate of $230,000, which remained outstanding as of March 31, 1997. These loans bear interest at the Canadian prime rate.

In July 1996, a company controlled by Mr. Siemer purchased from the Company certain inventory and manufacturing rights relating to a text-based operator interface product line for approximately $46,000. In addition, the Company and Mr. Siemer have agreed to purchase arrangements permitting the company controlled by Mr. Siemer to purchase designated Company products from time to time at a prescribed mark-up from the Company's cost.

The Company's Board of Directors has adopted a policy that any future transactions between the Company and its officers, directors, affiliates or controlling shareholders will be on terms which are considered to be no less favorable to the Company than those obtainable in arm's length transactions with unaffiliated third parties and must be approved by a majority of the disinterested directors.

                                    PART IV.

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed With This Report:

1. Financial Statements. The financial statements filed as a part of this report are listed in Item 8, "Financial Statements and Supplementary Data," herein.

2. Financial Statement Schedules. There are no financial statement schedules filed as part of this report, since the required information is included in the financial statements, including notes thereto, or the circumstances requiring inclusion of such schedules are not present.

3. Exhibits. The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K. As used in the list of Exhibits below, "Registrant" refers to Total Control.

Exhibit Index.

Exhibit No.        Description
----------         -----------

*  3.1        Restated and Amended Articles of Incorporation of the Registrant

*  3.2        Amended and Restated By-laws of the Registrant

*  4.1        Articles of Incorporation and By-laws of the Company (included in
              Exhibits 3.1 and 3.2)

*  4.2        Form of Stock Certificate

* 10.1        1996 Employee Stock Option Plan, as amended

* 10.2        1996 Non-Employee Director Stock Option Plan

* 10.3        1996 Employee Discount Stock Purchase Plan, as amended

* 10.4        1993 Employee Stock Option Plan, as amended

* 10.5        Employment Agreement by and between the Company and Nicholas Gihl

* 10.6        Employment Agreement by and between the Company and Neil R.
              Taylor

* 10.7        Employment Agreement by and between the Company and Frank Wood


* 10.8        Employment Agreement by and between the Company and Peter
              Nicholson

  10.8.1 Amendment to Employment Agreement by and between the Company and Peter Nicholson

* 10.9        Employment Agreement by and between the Company and Dennis
              Marrano

* 10.10 Employment Agreement by and between Tara Products, Inc. and John Sheridan, as amended

* 10.11 Loan and Security Agreement by and between the Company and American National Bank

  10.11.1     Letter Amendment to Loan and Security Agreement.

* 10.12 Promissory Note between American National Bank and Trust Company of Chicago and Taylor Industrial Software Inc.

* 10.13 Basic Agreement by and between the Company and Digital Electronics Corporation

* 10.14 Development Agreement by and between the Company and Digital Electronics Corporation

* 10.15 Consulting Agreement by and between Taylor Industrial Software Inc. and Digital Electronics Corporation

* 10.16 Stock Purchase Agreement by and among the Company and the stockholders of Taylor Industrial Software Inc.

* 10.17 Exchange Agreement by and among the Company, Taylor Industrial Software Inc., Neil R. Taylor, Dennis Radage and Merle Taylor, as amended

* 10.18 Support Agreement by and between the Company and Taylor Industrial Software Inc.

* 10.19 Merger Agreement by and among Tara Products, Inc., the Company, Cincinnati Dynacomp, Inc. and each of the stockholders of Cincinnati Dynacomp, Inc.

* 10.20       Registration Rights Agreement by and between the Company and A.B.
              Siemer.

* 10.21 Registration Rights Agreement by and among the Company, Neil R. Taylor, Dennis Radage and Merle Taylor.

* 10.22       Registration Rights Agreement by and between the Company and John
              Sheridan

* 10.23       $111,486.36 Promissory Note of Nicholas Gihl payable to the
              Company

* 10.26       $35,767.25 Promissory Note of Nicholas Gihl payable to the
              Company

* 10.27 Lease Agreement, by and between First National Bank of La Grange, as Trustee u/t/a #3081 and the Company, as extended

* 10.28       Agreement by and between the Company and Digital Electronics
              Corporation

  11.1        Statement regarding computation of per share earnings

* 21.1        Subsidiaries of the Registrant

  27.1        Financial Data Schedule (EDGAR only)
- --------------------------------------
* Incorporated by reference to Total Control's Registration Statement on Form S-1, File No. 333-18539.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        TOTAL CONTROL PRODUCTS, INC..
                             (Registrant)

                          By:   /s/ Nicholas T. Gihl
                             ----------------------------------
                             Nicholas T. Gihl
                             Chairman and Chief Executive Officer
                             (Principal Executive Officer)


                          By:   /s/ Peter A. Nicholson
                             -----------------------------------
                             Peter A. Nicholson
                             Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)


Date:  June 20, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                      Title                             Date
    ---------                      -----                             ----

  /s/ Nicholas T. Gihl          Chairman, President, Chief        June 20 , 1997
--------------------------
  Nicholas T. Gihl              Executive Officer and Director

  /s/ Neil R. Taylor            Senior Vice President of          June 20, 1997
--------------------------
  Neil R. Taylor                Software Development and Director

                                Director
--------------------------
  Edward Hurd

  /s/ Donald Kramer             Director                          June 20, 1997
--------------------------
  Donald Kramer

  /S/ Julius J. Sparacino       Chairman Emeritus and Director    June 20, 1997
--------------------------

  Julius J. Sparacino

  /S/ A.B. Siemer               Director                          June 20, 1997
--------------------------
  A. B. Siemer