Form 10-Q
period 1997-06-30
TOTAL CONTROL PRODUCTS INC
filed 1997-08-08
CIK 916502

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                _______________

                                   FORM 10-Q

                                   (MARK ONE)
          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM      TO

                        [COMMISSION FILE NUMBER 0-22173]
                                _______________

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

                 Yes   X              No
                    _______               ______


NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON AUGUST 8, 1997: 6,916,465
SHARES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                A  S  S  E  T  S                                       March 31,    June 30,
                ----------------                                         1997         1997
                                                                         ----         ----
CURRENT ASSETS:                                                                    (unaudited)
  Cash and cash equivalents                                          $   221,967   $   923,144
  Trade receivables, net of allowances of $118,000 and
    $121,000 at March 31 and June 30, 1997, respectively               7,804,823     7,383,713
  Raw materials inventory                                              2,674,668     2,702,844
  Work in process and finished goods inventory                         5,309,373     5,019,568
  Prepaid and deferred expenses-
    Taxes                                                              1,273,696     1,373,098
    Other                                                                281,280       412,353
                                                                     -----------   -----------
        Total current assets                                          17,565,807    17,814,720
                                                                     -----------   -----------
PROPERTY AND EQUIPMENT, net                                            2,393,137     2,595,693

OTHER ASSETS:
  Asset held for sale                                                  5,037,139     5,113,115
  Goodwill, net                                                        5,118,212     4,977,812
  Investment in foreign joint venture                                    277,243       282,403
  Receivable from officer                                                191,547       191,547
  Other long-term assets                                                 879,282       946,831
                                                                     -----------   -----------
        Total other assets                                            11,503,423    11,511,708
                                                                     -----------   -----------
                                                                     $31,462,367   $31,922,121
                                                                     ===========   ===========

 The accompanying notes are an integral part of these consolidated financial statements

                 TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)


                LIABILITIES AND SHAREHOLDERS' EQUITY                   March 31,    June 30,
                ------------------------------------                     1997         1997
                                                                         ----         ----
                                                                                   (unaudited)
CURRENT LIABILITIES:

  Current maturities of long-term debt                               $   129,272   $    58,420
  Notes payable-
    Related parties                                                      228,716       188,961
    Other                                                                183,577       138,910
  Accounts payable                                                     1,962,762     2,082,783
  Accrued expenses-
    Income taxes                                                          79,483       654,913
    Commissions                                                          716,302       768,525
    Payroll                                                              735,271       684,166
    Other                                                              1,797,938     1,391,313
  Deferred revenue                                                     1,110,402     1,172,717
                                                                     -----------   -----------
        Total current liabilities                                      6,943,723     7,140,708
                                                                     -----------   -----------

LONG-TERM LIABILITIES:
  Notes payable to bank                                                2,215,229     1,949,990
  Long-term debt, net of current maturities                               47,711        33,749
  Other                                                                  827,838       659,850
                                                                     -----------   -----------
        Total long-term liabilities                                    3,090,778     2,643,589
                                                                     -----------   -----------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARY                                        1,521,289     1,385,766

SHAREHOLDERS' EQUITY:
  Common stock, no par value; 22,500,000 shares
    authorized; 6,916,465 shares issued and outstanding
    at March 31 and June 30, 1997, respectively                       24,613,624    24,613,624
  Class C Exchangeable common stock of subsidiary,
    no par value; unlimited shares authorized; 737,112
    shares issued and outstanding at March 31 and
    June 30, 1997, respectively                                        4,641,110     4,641,110

  Accumulated deficit                                                 (9,295,658)   (8,447,120)
  Foreign currency translation adjustment                                (52,499)      (55,556)
                                                                     -----------   -----------
        Total shareholders' equity                                    19,906,577    20,752,058
                                                                     -----------   -----------
                                                                     $31,462,367   $31,922,121
                                                                     ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements

                 TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1997
                                  (Unaudited)


                                                                         1996         1997
                                                                         ----         ----

NET SALES                                                            $ 9,077,031   $12,487,388

COST OF GOODS SOLD                                                     5,166,668     5,655,409
                                                                     -----------   -----------
        Gross profit                                                   3,910,363     6,831,979
                                                                     -----------   -----------
OPERATING EXPENSES:
  Sales and marketing                                                  1,715,771     3,050,495
  Research and development                                               694,980     1,257,977
  General and administrative                                             853,378     1,241,559
                                                                     -----------   -----------
        Income from operations                                           646,234     1,281,948
                                                                     -----------   -----------
OTHER INCOME (EXPENSES):
  Interest, net                                                         (139,047)      (41,830)
  Earnings in foreign joint venture                                       39,008         8,877
  Other income (expense), net                                             (3,320)         (980)
                                                                     -----------   -----------
        Income before income taxes and
          minority interest                                              542,875     1,248,015

PROVISION FOR INCOME TAXES                                               218,000       535,000
                                                                     -----------   -----------
        Income before minority interest                                  324,875       713,015

MINORITY INTEREST IN LOSS OF SUBSIDIARY                                    -           135,523
                                                                     -----------   -----------
        Net income                                                       324,875       848,538

ACCRETION TO REDEMPTION VALUE OF COMMON STOCK                         (3,462,413)         -
                                                                     -----------   -----------
        Net income (loss) available to
          common shareholders                                        $(3,137,538)  $   848,538
                                                                     ===========   ===========
NET INCOME (LOSS) PER SHARE AVAILABLE TO
  COMMON SHAREHOLDERS                                                $     (0.56)  $       .11
                                                                     ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                                        5,630,142     7,816,302
                                                                     ===========   ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                 TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1997
                                  (Unaudited)


                                                                         1996         1997
                                                                         ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income for the period                                          $   324,875   $   848,538
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities-
      Minority interest in loss of subsidiary                                -        (135,523)
      Depreciation and amortization                                      173,465       335,525
      Earnings in foreign joint venture                                  (39,008)       (8,877)
      (Gain) loss on sale of property and equipment                        3,320          -
      Changes in operating assets and liabilities-
        Trade receivables                                               (442,425)      421,110
        Inventory                                                     (1,148,207)      242,053
        Prepaid expenses and other assets                                (98,775)     (348,101)
        Accounts payable, accrued expenses and other liabilities         940,514       421,956
        Deferred revenue                                                    -           62,315
                                                                     -----------   -----------
             Net cash (used in) provided by operating activities        (286,241)    1,838,996
                                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                   (208,982)     (371,444)
  Other                                                                     (786)      (31,900)
                                                                     -----------   -----------
             Net cash used in investing activities                      (209,768)     (403,344)
                                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in notes payable to bank                       800,000      (265,239)
  Payments on long-term debt and notes payable                           (98,929)     (169,236)
  Payments of offering costs                                                -         (300,000)
                                                                     -----------   -----------
             Net cash provided by (used in) financing activities         701,071      (734,475)
                                                                     -----------   -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         205,062       701,177

CASH AND CASH EQUIVALENTS, beginning of period                            19,058       221,967

                                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period                             $   224,120   $   923,144
                                                                     ===========   ===========
SUPPLEMENTAL DISCLOSURE:
  Cash paid during the period for-
    Income taxes                                                     $   201,000   $    14,570
    Interest                                                             132,925        80,320
                                                                     ===========   ===========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of subordinated debentures into
    67,873 shares of common stock                                    $    50,000   $      -
                                                                     ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                 TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (unaudited)

NOTE 1 - INTERIM FINANCIAL INFORMATION

The consolidated financial information herein is unaudited, other than the Consolidated Balance Sheet information as of March 31, 1997, which is derived from audited financial statements.

In the opinion of management, the accompanying interim consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1996 and 1997, the results of operations for the three months ended June 30, 1996 and 1997 and changes in cash flows for the three months ended June 30, 1996 and 1997.

While it is management's belief that the disclosures presented are adequate to make the information not misleading, it is suggested that the consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 1997 annual report on Form 10-K filed with the Securities and Exchange Commission.

The results of the three months ended June 30, 1997, are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 - SUBSEQUENT EVENT

Subsequent to June 30, 1997, the Company signed a letter of intent with Neil R. Taylor for the sale of the labor scheduling software product line currently held for sale. Mr. Taylor, the former principal shareholder of the Company's majority-owned subsidiary, Taylor Industrial Software, Inc. ("Taylor"), is an officer and a member of the Company's board of directors. The proposed sale price is approximately $4 million, of which $2 million will be in cash and $2 million will be in the form of a note receivable payable in equal installments upon the second, third, fourth, fifth and sixth year anniversary of the note. The note will bear interest at 8% and is secured by 250,000 shares of convertible Class C exchangeable stock of the Taylor subsidiary currently held by Mr. Taylor. As a result of this transaction, the carrying value of the goodwill previously recorded by the Company related to the Taylor acquisition will be increased by approximately $2.5 million, which will be amortized over the remaining useful life of the goodwill of six years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company's net sales include revenues from sales of products, software license fees, software maintenance and services. The Company's principal product line, QuickPanel and similar products accounted for 67% and 62% of net sales in the three months ended June 30, 1996 and 1997, respectively.

A key element of the Company's strategy has been to expand the breadth of products offered through its distributor network in order to maximize operating leverage. In September 1996, the Company acquired a controlling interest in Taylor Industrial Software ("Taylor"), an Edmonton, Alberta-based developer of PC-control software, client/server program management software, graphical operator interface software and PLC configuration and support software. This acquisition expanded the Company's product line, allowing it to capitalize on the growing trends towards interoperable technology products, and gave the Company a platform from which to develop new products incorporating this software technology into the Company's traditional products.

Results of the Company's operations have fluctuated from quarter to quarter in the past, and may fluctuate significantly in the future. Such fluctuations may result from a variety of factors, including the timing of new product introductions by the Company, its competitors or third parties, the loss of any of its significant distributors, currency fluctuations, disruption in the supply of components for the Company's products, changes in product mix or capacity utilization, the timing of orders from major customers, personnel changes, production delays or inefficiencies, seasonality and other factors affecting sales and results of operations.
Such quarterly fluctuations in results of operations may adversely affect the market price of the Company's Common Stock, no par value (the "Common Stock"). A substantial portion of the Company's sales for each quarter results from orders received in that quarter. Furthermore, the Company has often recognized a substantial portion of its sales in the last month of a quarter, with sales frequently concentrated in the last weeks or days of a quarter. A substantial portion of the Company's operating expenses are primarily related to personnel, development of new products, marketing programs and facilities. The level of spending for such expenses cannot be adjusted quickly, and is based, in large part, on the Company's expectations of future revenues. If actual revenue levels are below management's expectations, the Company's business, financial condition and results of operations may be materially adversely affected. The Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

The Company cautions readers that certain important factors may affect the Company's actual results and could cause results to differ materially from forward-looking statements which may be deemed to have been made in this Form 10-Q, or which are otherwise made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions, the availability and cost of supply materials for the Company's products, the timely development and market acceptance of the Company's products, and other risks detailed under the caption "Risk Factors" in Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, or otherwise described herein or detailed from time to time in the Company's Securities and Exchange Commission filings.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

NET SALES. Net sales increased 37.6% to $12.5 million for the three month period ended June 30, 1997 compared to $9.1 million for the three month period ended June 30, 1996. This increase resulted primarily from the growth in sales of the Company's graphics-based operator interface products of approximately $1.6 million. Additionally, the increase reflects the results of Taylor for the three months ended June 30, 1997 of approximately $1.7 million.

GROSS PROFIT. Cost of goods sold consists primarily of expenses for components and subassemblies, subcontracted labor, direct labor and manufacturing overhead. Gross profit increased 74.7% to $6.8 million for the three months ended June 30, 1997 from $3.9 million for the three months ended June 30, 1996. Gross margin increased to 54.7% for the three months ended June 30, 1997 from 43.1% for the three months ended June 30, 1996. Of this increase, approximately 3 percentage points were attributable to a reduction in the material cost, primarily in the QuickPanel product line, due to favorable Yen fluctuations. Additionally, decreases in direct labor and manufacturing overhead costs as a percentage of sales related to the integration of Cincinnati Dynacomp Inc.'s ("Cincinnati" - acquired January 1996) operations increased gross margin by approximately 3 percentage points. Finally, gross margin increased by 5 percentage points due to the impact of higher gross margin Taylor software products in the 1997 period.

SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel costs, sales commissions paid to the Company's independent sales representatives, advertising, product literature, trade shows, distributor promotions and depreciation on equipment used for sales related activities. Sales and marketing expenses increased 77.0% to $3.1 million for the three months ended June 30, 1997 from $1.7 million for the three months ended
June 30, 1996. Approximately $350,000 of the increase resulted from increased commissions due to higher sales volume, and increased advertising and distributor promotional programs. Approximately $870,000 of the increase resulted from costs associated with the operations of Taylor and the remaining increase was due to increased salary, benefits and related costs attributable to increased sales support personnel.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs, engineering supplies, development equipment, depreciation and overhead costs. Research and development expenses increased 81.0% to $1.3 million for the three months ended June 30, 1997 from $695,000 for the three months ended June 30, 1996. The increase resulted primarily from increased salary, related benefits and employee procurement expenses due to increases in personnel headcount, including approximately $465,000 of product development costs related to Taylor.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel costs related to finance, information systems, and general management functions, as well as professional fees related to legal, audit and tax services. General and administrative expenses increased 45.5% to $1.2 million for the three months ended June 30, 1997 from $853,000 for the three months ended June 30, 1996. Approximately $600,000 of the increase related primarily to additional personnel and facility costs and goodwill amortization resulting from the three month's operating results of Taylor, offset by a reduction in cost resulting from the integration of Cincinnati's operations into the Company's consolidated operations.

INTEREST EXPENSE AND OTHER, NET. Interest expense and other, net decreased to $34,000 for the three months ended June 30, 1997 from $103,000 for the three months ended June 30, 1996. The decrease primarily related to a decrease in average debt outstanding as debt was repaid with a portion of the proceeds from the Company's initial public offering in March 1997.

PROVISION FOR INCOME TAXES. Provision for income taxes increased to $535,000 for the three months ended June 30, 1997 from $218,000 for the three months ended June 30, 1996. The effective tax rate for the three month period ended June 30, 1997 was 42.9% as compared to the effective tax rate of approximately 40.2% for the three months ended June 30, 1996. This increase was primarily due to non-deductible goodwill amortization.

MINORITY INTEREST IN LOSS OF SUBSIDIARY. A minority interest representing Digital Electronic's 39.0% share of the net income or loss of Taylor is recorded on the Company's statements of operations. The Company's ownership of Taylor Class A Shares may increase by up to 4.0% based on the amount of contingent consideration paid by the Company in connection with the acquisition. To the extent the equity interest of the Company in Taylor increases, the percentage applied to calculate minority interest will be reduced by a corresponding amount. The minority interest benefit of $136,000 recorded for the three months ended June 30, 1997 represents the minority interest share of the loss recorded by Taylor.

ACCRETION TO REDEMPTION VALUE OF COMMON STOCK. The Company previously issued redeemable Common Stock and Taylor issued redeemable Taylor Exchangeable shares. The Company recorded these redeemable shares at their estimated redemption values at the date of issuance and subsequent changes in such redemption value in each reporting period were accreted. The redemption rights automatically terminated upon the closing of the Company's initial public offering and as a result, the Company is no longer required to record a non-cash charge in its calculation of earnings per share available to common shareholders in the future. The accretion to redemption value of Common Stock was $3.5 million for the three months ended June 30, 1996 and was based on the increase in the estimated fair market value of the Common Stock from $1.00 per share to $2.33 per share.

LIQUIDITY AND CAPITAL RESOURCES

     In March 1997, the Company completed an initial public offering of its Common Stock. Net proceeds of $11.0 million from this offering were used to repay certain indebtedness, primarily borrowings under the Company's bank lines of credit and certain acquisition indebtedness.

     The Company has bank lines of credit aggregating $10.0 million. The amount that the Company is entitled to borrow under such lines of credit is based on 80.0% to 85.0% of eligible trade accounts receivable and 50.0% of eligible inventory, up to $4.5 million, of its respective operations. Based on this formula, the Company would have had approximately $7.2 million and $7.5 million of available borrowings under its line of credit at March 31 and June 30, 1997, respectively. All funds advanced pursuant to the lines of credit are secured by substantially all of the assets of the Company, and such lines of credit expire in July 1998. The interest rate on borrowings under the lines of credit is the bank's prime lending rate or LIBOR plus 1.5%, at the option of the Company or, in the case of $1.0 million of the line of credit, the bank's prime lending rate.

     Cash (used in) provided by operating activities was $(286,000) for the three months ended June 30, 1996 and $1,839,000 for the three months ended June 30, 1997. In 1996 the Company experienced increases in receivables and inventory as a result of increases in the Company's sales volume, which was partially offset by increases in accounts payable and accrued expenses. In 1997 the Company's cash flow from operations related primarily to increased income for the period and growth in payables and accruals combined with reductions in accounts receivable and inventory balances during the period.

     Net cash used in investing activities totaled $210,000 and $403,000 for the three months ended June 30, 1996 and 1997, respectively. These activities consisted primarily of purchases of property and equipment.

     See the Company's Annual Report on Form 10-K for a discussion of payments of contingent consideration under the terms of the Cincinnati and Taylor Transactions which the Company may become obligated to pay.

     Management believes funds generated from operations and borrowings available under the existing bank credit facilities or replacement facilities will be sufficient to finance the Company's operations at least through the end of fiscal 1998. In the event the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially, and there can be no assurance that additional capital will be available on terms acceptable to the Company, if at all.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

     On May 7, 1997, Joslyn filed a complaint against Tara, the Company and Tara's predecessors, Cincinnati Electrosystems Inc., and Cincinnati
Dynacomp, Inc., in the Supreme Court for Monroe County, New York, alleging substantially the same facts against those defendants as it did against Wesco in the counterclaim. In response to Joslyn's complaint, the defendant's filed a motion to dismiss on July 25, 1997. Again, while this action is in the preliminary stages and no formal discovery has been initiated, the Company believes that it and the other defendants have meritorious defenses, and the Company intends to vigorously defend this action. There can be no assurance, however, that the defendants will prevail in this action. If the defendants do not prevail, or if they settle the action, the Company could be required to make payments to Joslyn. The Company does not, however, believe that any such payments, if required to be made, would have a material adverse effect on the Company's financial condition or results of operations.

    The Company is not involved in any other material legal proceedings.


ITEM 2.  CHANGES IN SECURITIES
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a).  Exhibits

           Exhibit 11 - Statement regarding computation of per share earnings

           Exhibit 27 - Financial Data Schedule (EDGAR version only)

     (b).  No report on Form 8-K was filed for the quarter ended June 30, 1997.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TOTAL CONTROL PRODUCTS, INC..
                                         (Registrant)

                                 By:     /s/ Nicholas T. Gihl
                                    ------------------------------------------
                                    Nicholas T. Gihl
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)


                                 By:     /s/ Peter A. Nicholson
                                    ------------------------------------------
                                    Peter A. Nicholson
                                    Senior Vice President and Chief
                                      Financial Officer
                                    (Principal Accounting and Financial Officer)


Date:    August 8, 1997