Form 10-Q
period 1997-09-30
TOTAL CONTROL PRODUCTS INC
filed 1997-11-14
CIK 916502

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                 ---------------

                                    FORM 10-Q

                                   (MARK ONE)
           [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                         Yes   X              No
                             -----               ------

                 NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON
                       NOVEMBER 14, 1997: 7,848,504 SHARES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                           ASSETS                                      March 31,    September 30,
                                                                         1997           1997
                                                                         ----           ----
                                                                                     (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                          $   221,967    $ 1,195,906
  Trade receivables, net of allowances of $118,000 and $145,000
    at March 31 and September 30, 1997, respectively                   7,804,823      7,709,695
  Raw materials inventory                                              2,674,668      2,968,213
  Work in process and finished goods inventory                         5,309,373      5,892,079
  Prepaid and deferred expenses-
    Taxes                                                              1,273,696        551,745
    Other                                                                281,280        599,057
                                                                     -----------    -----------
          Total current assets                                        17,565,807     18,916,695
                                                                     -----------    -----------
PROPERTY AND EQUIPMENT, net                                            2,393,137      2,751,573

OTHER ASSETS:
  Asset held for sale                                                  5,037,139           -
  Goodwill, net                                                        5,118,212      8,595,101
  Investment in foreign joint venture                                    277,243        310,975
  Receivables from officers                                              191,547      2,191,547
  Other long-term assets                                                 879,282      1,283,143
                                                                     -----------    -----------
          Total other assets                                          11,503,423     12,380,766
                                                                     -----------    -----------
                                                                     $31,462,367    $34,049,034
                                                                     -----------    -----------
                                                                     -----------    -----------


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                  TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

            LIABILITIES AND SHAREHOLDERS' EQUITY                       March 31,    September 30,
                                                                         1997           1997
                                                                         ----           ----
                                                                                     (unaudited)
CURRENT LIABILITIES:
  Current maturities of long-term debt                               $   129,272    $    55,272
  Notes payable-
    Related parties                                                      228,716        132,200
    Other                                                                183,577           -
  Accounts payable                                                     1,962,762      2,102,922
  Accrued expenses-
    Income taxes                                                          79,483      1,556,546
    Commissions                                                          716,302        824,110
    Payroll                                                              735,271        659,420
    Other                                                              1,797,938      2,696,116
  Deferred revenue                                                     1,110,402        967,811
                                                                     -----------    -----------
          Total current liabilities                                    6,943,723      8,994,397
                                                                     -----------    -----------

LONG-TERM LIABILITIES:
  Notes payable to bank                                                2,215,229      1,228,626
  Long-term debt, net of current maturities                               47,711         19,520
  Other                                                                  827,838        594,680
                                                                     -----------    -----------
          Total long-term liabilities                                  3,090,778      1,842,826
                                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARY                                        1,521,289      1,387,390

SHAREHOLDERS' EQUITY:
  Common stock, no par value; 22,500,000 shares authorized;
    6,916,465 shares issued and outstanding at March 31 and
    September 30, 1997, respectively                                  24,613,624     24,613,624
  Class C Exchangeable common stock of subsidiary, no par
    value; unlimited shares authorized; 737,112 shares issued
    and outstanding at March 31 and September 30, 1997,
    respectively                                                       4,641,110      4,641,110

  Accumulated deficit                                                 (9,295,658)    (7,359,239)
  Foreign currency translation adjustment                                (52,499)       (71,074)
                                                                     -----------    -----------
          Total shareholders' equity                                  19,906,577     21,824,421
                                                                     -----------    -----------
                                                                     $31,462,367    $34,049,034
                                                                     -----------    -----------
                                                                     -----------    -----------


                 The accompanying notes are an integral part of
                     these consolidated financial statements

                  TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED SEPTEMBR 30, 1996 AND 1997
                                   (Unaudited)


                                                                   1996           1997
                                                                -----------    -----------
NET SALES                                                       $ 8,217,763    $12,423,470

COST OF GOODS SOLD                                                4,633,186      5,255,350
                                                                -----------    -----------
               Gross profit                                       3,584,577      7,168,120
                                                                -----------    -----------
OPERATING EXPENSES:
  Sales and marketing                                             1,731,655      2,959,300
  Research and development                                          764,852      1,220,548
  General and administrative                                        833,600      1,080,448
  Charge for purchased research and development                   4,893,000           -
                                                                -----------    -----------
               Income (loss) from operations                     (4,638,530)     1,907,824
                                                                -----------    -----------

OTHER INCOME (EXPENSES):
  Interest, net                                                    (157,702)       (24,410)
  Earnings in foreign joint venture                                  29,899         36,412
  Other income, net                                                    -             6,680
                                                                -----------    -----------
               Income (loss) before income taxes and
                 minority interest                               (4,766,333)     1,926,506

(BENEFIT FROM) PROVISION FOR INCOME TAXES                           (26,000)       837,000
                                                                -----------    -----------
               Income (loss) before minority interest            (4,740,333)     1,089,506

MINORITY INTEREST IN (INCOME) LOSS OF SUBSIDIARY                  1,835,134         (1,624)
                                                                -----------    -----------
               Net income (loss)                                 (2,905,199)     1,087,882

ACCRETION TO REDEMPTION VALUE OF COMMON STOCK                    (1,435,935)          -
                                                                -----------    -----------
               Net income (loss) available to common
                 shareholders                                   $(4,341,134)   $ 1,087,882
                                                                -----------    -----------
                                                                -----------    -----------

NET INCOME (LOSS) PER SHARE AVAILABLE TO
 COMMON SHAREHOLDERS                                            $     (0.76)   $      0.14
                                                                -----------    -----------
                                                                -----------    -----------

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING                            5,694,000      7,878,000
                                                                -----------    -----------
                                                                -----------    -----------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                   (Unaudited)

                                                                   1996           1997
                                                                -----------    -----------
NET SALES                                                       $17,294,794    $24,910,858

COST OF GOODS SOLD                                                9,799,854     10,910,759
                                                                -----------    -----------
               Gross profit                                       7,494,940     14,000,099
                                                                -----------    -----------

OPERATING EXPENSES:
  Sales and marketing                                             3,447,426      6,009,795
  Research and development                                        1,459,832      2,478,525
  General and administrative                                      1,686,978      2,322,007
  Charge for purchased research and development                   4,893,000           -
                                                                -----------    -----------
               Income (loss) from operations                     (3,992,296)     3,189,772
                                                                -----------    -----------

OTHER INCOME (EXPENSES):
  Interest, net                                                    (296,749)       (66,240)
  Earnings in foreign joint venture                                  68,907         45,289
  Other income (expense), net                                        (3,320)         5,700
                                                                -----------    -----------
               Income (loss) before income taxes and
                 minority interest                               (4,223,458)     3,174,521
PROVISION FOR INCOME TAXES                                          192,000      1,372,000
                                                                -----------    -----------
               Income (loss) before minority interest            (4,415,458)     1,802,521

MINORITY INTEREST IN LOSS OF SUBSIDIARY                           1,835,134        133,899
                                                                -----------    -----------
               Net income (loss)                                 (2,580,324)     1,936,420

ACCRETION TO REDEMPTION VALUE OF COMMON STOCK                    (4,898,348)          -
                                                                -----------    -----------
               Net income (loss) available to common
                 shareholders                                   $(7,478,672)   $ 1,936,420
                                                                -----------    -----------
                                                                -----------    -----------

NET INCOME (LOSS) PER SHARE AVAILABLE TO
  COMMON SHAREHOLDERS                                           $     (1.32)   $       .25
                                                                -----------    -----------
                                                                -----------    -----------

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING                            5,660,000      7,848,000
                                                                -----------    -----------
                                                                -----------    -----------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                   (Unaudited)

                                                                   1996           1997
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) for the period                              $(2,580,324)   $ 1,936,420
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities-
      Minority interest in loss of subsidiary                    (1,835,134)      (133,899)
      Charge for purchased research and development               4,893,000           -
      Depreciation and amortization                                 292,326        686,810
      Earnings in foreign joint venture                             (68,907)       (45,289)
      Loss on sale of property and equipment                          3,320           -
      Changes in operating assets and liabilities-
          Trade receivables                                        (200,638)      (334,090)
          Inventory                                              (2,093,920)      (985,081)
          Prepaid expenses and other assets                         153,601       (279,329)
          Accounts payable, accrued expenses and
            other liabilities                                      (205,734)       844,103
          Deferred revenue                                          139,055         71,511
                                                                -----------    -----------
               Net cash (used in) provided by
                 operating activities                            (1,503,355)     1,761,156
                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for businesses acquired, net and other
    acquisition costs                                            (5,725,788)      (105,388)
  Purchases of property and equipment                              (270,976)      (682,946)
  Proceeds from disposal of asset held for sale                        -         2,147,499
  Purchases of other assets                                            -          (398,032)
  Other                                                               9,663           -
                                                                -----------    -----------
               Net cash (used in) provided by investing
                 activities                                      (5,987,101)       961,133
                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in notes payable to bank                  750,000       (986,603)
  Payments on long-term debt and notes payable                     (253,134)      (382,284)
  Proceeds from issuance of debt                                  3,000,000           -
  Proceeds from sale of common stock of subsidiary                4,000,000           -
  Payment of offering costs                                            -          (379,463)
                                                                -----------    -----------
               Net cash provided by (used in) financing
                 activities                                       7,496,866     (1,748,350)
                                                                -----------    -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                 6,410        973,939

CASH AND CASH EQUIVALENTS, beginning of period                       19,058        221,967
                                                                -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                        $    25,468    $ 1,195,906
                                                                -----------    -----------
                                                                -----------    -----------
SUPPLEMENTAL DISCLOSURE:
  Cash paid during the period for-
    Income taxes                                                $   201,000    $   355,000
    Interest                                                        132,925        113,631
                                                                -----------    -----------
                                                                -----------    -----------
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of subordinated debentures into 67,873 shares
    of common stock                                             $    50,000    $      -
  Issuance of 767,112 shares of Class C Exchangeable
    common stock of subsidiary and $2.2 million note
    in connection with the business acquired                    $ 6,850,000    $      -
  Note receivable from shareholder in connection with
    disposal of asset held for sale (Note 2)                    $      -       $ 2,000,000
                                                                -----------    -----------
                                                                -----------    -----------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30, 1997
                                   (Unaudited)

NOTE 1

The consolidated financial information herein is unaudited, other than Consolidated Balance Sheet information as of March 31, 1997, which is derived from audited financial statements.

In the opinion of the Company, the accompanying interim consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1997, the results of operations for the three and six months ended September 30, 1997 and 1996 and changes in cash flows for the six months ended September 30, 1997 and 1996.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 1997 annual report on Form 10-K filed with the Securities and Exchange Commission.

The results for the quarter and the six months ended September 30, 1997, are not necessarily indicative of the results to be expected for the entire year.

NOTE 2

On September 26, 1997, the Company's majority-owned subsidiary, Taylor Industrial Software, Inc. (Taylor), completed the sale of its TESS software product line operation (which had previously been classified as "asset held for sale") to an entity principally owned by Neil R. Taylor ("Mr. Taylor"). Mr. Taylor, the former principal shareholder of Taylor, is an officer and a member of the Company's board of directors. The sale price was approximately $4 million.

In connection with the transaction, the Company loaned Mr. Taylor $2 million (U.S.) pursuant to a promissory note dated September 25, 1997. The note bears interest at 8% per annum, due annually, and is payable in five equal annual installments beginning on September 25, 1999 and ending on September 25, 2003. The note is secured by 250,000 shares of Class C exchangeable common stock of Taylor currently held by Mr. Taylor. As a result of this transaction, the carrying value of the goodwill previously recorded by the Company related to the Taylor acquisition increased by approximately $2.5 million, which will be amortized over the remaining useful life of the goodwill of six years.

NOTE 3

Under the terms of the Taylor acquisition, the Company may become obligated to make payments of contingent consideration. The first contingent payment period ended on September 30, 1997, for which the Company estimates the contingent consideration to be approximately $1.1 million. The Company has recorded this estimate of the contingent consideration obligation as additional goodwill at September 30, 1997 and this goodwill will be amortized over the remaining useful life of the goodwill of six years.

NOTE 4

Subsequent to September 30, 1997, the Company acquired substantially all of the assets of Computer Dynamics, Inc., a South Carolina corporation ("CDI"), and certain other related entities pursuant to the terms of an Asset Purchase Agreement (the "Agreement") dated October 5, 1997 (collectively, the "Transaction"). Subject to certain adjustments, the consideration paid by the Company in connection with the Transaction consisted of approximately $12.5 million in cash, 932,039 shares of common stock of the Company and a warrant (the "Warrant") to purchase 100,000 shares of common stock of the Company. The Warrant is immediately exercisable at a price of $12.875 per share and shall remain outstanding for a period of ten years.

Additionally, subject to certain adjustments, for five years after the closing, the Company shall pay CDI an annual payment ranging up to $3.0 million for each year in which earnings of the acquired company during such year exceed 110% to 125% of the base earnings from the previous year (each an "Earn Out Period"). Each such payment shall be made 50% in cash and 50% in common stock of the Company; provided however, that not more than 347,961 shares may be issued in connection with the payment of such consideration, and once such number of shares have been issued, all remaining payments shall be made in cash. Each of the common shares shall be valued based on their then fair market value at the end of each Earn Out Period.

Furthermore, the Company entered into a Registration Rights Agreement with CDI and the former principle shareholder pursuant to which the portion of the shares of common stock of the Company issued to the former principle shareholder and CDI in connection with the Transaction or issued pursuant to the Warrant are subject to certain piggy-back registration rights.

In addition, in connection with the consummation of the Transaction, the Company entered into an employment agreement with the former principle shareholder.

As part of the Transaction, the Company created two additional wholly-owned subsidiaries, Computer Dynamics, Inc. and Computer Dynamics Holding Company.

To finance the Transaction, the Company amended its line of credit agreement with its bank. The amended line of credit agreement allows for borrowings up to $18.0 million, subject to borrowing base restrictions consistent with the previous agreement, with interest varying based on certain financial ratios from LIBOR plus 1.5% to LIBOR plus 2%, payable monthly. Additionally, the Company entered into a $4.0 million term note with its bank. Interest is calculated at the bank's prime rate and is payable monthly beginning October 31, 1997. Principal of $250,000 is payable quarterly beginning March 31, 1998, and commencing September 30, 1998, all cash flow in excess of the debt service coverage, as defined, shall be applied to pay down the outstanding principal balance on the note. The note is secured by substantially all of the Company's assets. The amended line of credit agreement, along with the $1.0 million line of credit agreement with Taylor, expire July 31, 1999.

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

The Company's net sales include revenues from sales of products, software license fees, software maintenance and services. The Company's principal product line, QuickPanel and similar products accounted for 67% and 62% of net sales in the six months ended September 30, 1996 and 1997, respectively.

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

Results of the Company's operations have fluctuated from quarter to quarter in the past, and may fluctuate significantly in the future. Such fluctuations may result from a variety of factors, including the timing of new product introductions by the Company, its competitors or third parties, the loss of any of its significant distributors, currency fluctuations, disruption in the supply of components for the Company's products, changes in product mix or capacity utilization, the timing of orders from major customers, personnel changes, production delays or inefficiencies, seasonality and other factors affecting sales and results of operations. Such quarterly fluctuations in results of operations may adversely affect the market price of the Company's Common Stock, no par value (the "Common Stock"). A substantial portion of the Company's sales for each quarter results from orders received in that quarter. Furthermore, the Company has often recognized a substantial portion of its sales in the last month of a quarter, with sales frequently concentrated in the last weeks or days of a quarter. A substantial portion of the Company's operating expenses are primarily related to personnel, development of new products, marketing programs and facilities. The level of spending for such expenses cannot be adjusted quickly, and is based, in large part, on the Company's expectations of future revenues. If actual revenue levels are below management's expectations, the Company's business, financial condition and results of operations may be materially adversely affected. A part of the Company's business strategy is to continue its growth through strategic acquisitions. Many business acquisitions, such as the Company's acquisition of CDI in October 1997 (discussed below), must be accounted for as a purchase. Most of the businesses that might become attractive acquisition candidates for the Company are likely to have significant goodwill and intangible assets, and acquisition of these businesses, if accounted for as a purchase, would typically result in substantial goodwill amortization charges to the Company. In addition, such acquisitions, including the acquisition of CDI, could involve acquisition-related or restructuring-related charges which could significantly impact the results of the Company's operations in the quarter of acquisition or any quarter thereafter. The Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

NET SALES.   Net sales increased 51% to $12.4 million for the three month period ended September 30, 1997 compared to $8.2 million for the three month period ended September 30, 1996. This increase resulted primarily from the growth in sales of the Company's graphics-based operator interface products of approximately $2.1 million. The increase also reflects the net sales of Taylor for the three months ended September 30, 1997 of $2.1 million.

GROSS PROFIT. Cost of goods sold consists primarily of expenses for components and subassemblies, subcontracted labor, direct labor and manufacturing overhead. Gross profit increased 100% to $7.2 million for the three months ended September 30, 1997 from $3.6 million for the three months ended September 30, 1996. Gross margin increased to 57.7% for the three months ended September 30, 1997 from
43.6% for the three months ended September 30, 1996.   Of this increase,
approximately 4 percentage points were attributable to a reduction in the material cost, primarily in the QuickPanel product line, due to favorable Yen fluctuations. Additionally, decreases in direct labor and manufacturing overhead costs as a percentage of sales related to the integration of Cincinnati Dynacomp Inc.'s ("Cincinnati" - acquired January 1996) operations increased gross margin by approximately 3 percentage points. Finally, gross margin increased by 7 percentage points due to the impact of higher gross margin Taylor software products in the 1997 period.

SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel costs, sales commissions paid to the Company's independent sales representatives, advertising, product literature, trade shows, distributor promotions and depreciation on equipment used for sales related activities. Sales and marketing expenses increased 71% to $3.0 million for the three months ended September 30, 1997 from $1.7 million for the three months ended September 30, 1996. Approximately $200,000 of the increase resulted from increased commissions due to higher sales volume, and increased advertising and distributor promotional programs. Approximately $700,000 of the increase resulted from costs associated with the operations of Taylor and the remaining increase of approximately $400,000 was due to increased salary, benefits and related costs attributable to increased sales support personnel.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs, engineering supplies, development equipment, depreciation and overhead costs. Research and development expenses increased 60% to $1.2 million for the three months ended September 30, 1997 from $765,000 for the three months ended September 30, 1996. The increase resulted primarily from increased costs related to Taylor of approximately $440,000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel costs related to finance, information systems, and general management functions, as well as professional fees related to legal, audit and tax services. General and administrative expenses increased 30% to $1.1 million for the three months ended September 30, 1997 from $834,000 for the three months ended September 30, 1996. Approximately $380,000 of the increase related primarily to additional personnel and facility costs and goodwill amortization resulting from the three months operating results of Taylor offset by reductions in salary and facility related costs primarily related to the integration of the Company's Cincinnati operations.

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

INTEREST EXPENSE AND OTHER, NET.   Interest expense and other, net provided
income of $19,000 for the three months ended September 30, 1997 from net expense of $128,000 for the three months ended September 30, 1996. The decrease primarily related to a decrease in average debt outstanding as debt was repaid with a portion of the proceeds from the Company's initial public offering in March 1997.

PROVISION FOR INCOME TAXES. Provision for income taxes increased to $837,000 for the three months ended September 30, 1997 from $(26,000) for the three months ended September 30, 1996. The effective tax rate for the three-month period ended September 30, 1997 was 43% as compared to the effective tax rate of approximately 39% for the three months ended September 30, 1996, after giving effect to the impact on taxable income of the charge for purchased research and development of approximately $4.7 million. This increase was primarily due to non-deductible goodwill amortization.

MINORITY INTEREST IN LOSS OF SUBSIDIARY.   A minority interest representing
Digital Electronic's 39.0% share of the net income or loss of Taylor is recorded on the Company's statements of operations. The Company's ownership of Taylor Class A Shares may increase by up to 4.0% based on the amount of contingent consideration paid by the Company in connection with the acquisition. To the extent the equity interest of the Company in Taylor increases, the percentage applied to calculate minority interest will be reduced by a corresponding amount. The minority interest expense of $1,624 recorded for the three months ended September 30, 1997 represents the minority interest share of the income recorded by Taylor compared to the $1.8 million benefit recorded for the three months ended September 30, 1996, which was primarily attributable to the minority interest share of the $4.7 million purchased research and development write-down.

ACCRETION TO REDEMPTION VALUE OF COMMON STOCK.   The Company previously issued
redeemable Common Stock and Taylor issued redeemable Taylor Exchangeable shares. The Company recorded these redeemable shares at their estimated redemption values at the date of issuance and subsequent changes in such redemption value in each reporting period were accreted. The redemption rights automatically terminated upon the closing of the Company's initial public offering and as a result, the Company is no longer required to record a non-cash charge in its calculation of earnings per share available to common shareholders in the future. The accretion to redemption value of Common Stock was $1.4 million for the three months ended September 30, 1996 and was based on the increase in the estimated fair market value of the Common Stock from $5.00 per share to $6.06 per share for such period.

SIX MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

NET SALES.   Net sales increased 44% to $24.9 million for the six-month period ended September 30, 1997 compared to $17.3 million for the six-month period ended September 30, 1996. This increase resulted primarily from the growth in sales of the Company's graphics-based operator interface products of approximately $3.8 million. Additionally, the increase reflects the results of Taylor for the six months ended September 30, 1997 of approximately $3.8 million.

GROSS PROFIT. Gross profit increased 87% to $14.0 million for the six months ended September 30, 1997 from $7.5 million for the six months ended September 30, 1996. Gross margin increased to 56.2% for the six months ended September
30, 1997 from 43.3% for the six months ended September 30, 1996.   Of this
increase, approximately 4 percentage points were attributable to a reduction in the material cost, primarily in the QuickPanel product line, due to favorable Yen fluctuations. Additionally, decreases in direct labor and manufacturing overhead costs as a percentage of sales related to the integration of Cincinnati's operations increased gross margin by approximately 2 percentage points. Finally, gross margin increased by 7 percentage points due to the impact of higher gross margin Taylor software products in the 1997 period.

SALES AND MARKETING. Sales and marketing expenses increased 74% to $6.0 million for the six months ended September 30, 1997 from $3.4 million for the six months ended September 30, 1996. Approximately $465,000 of the increase resulted from increased commissions due to higher sales volume, and increased advertising and distributor promotional programs. Approximately $1.6 million of the increase resulted from costs associated with the operations of Taylor and the remaining increase was due to increased salary, benefits and related costs attributable to increased sales support personnel.

RESEARCH AND DEVELOPMENT. Research and development expenses increased 70% to $2.5 million for the six months ended September 30, 1997 from $1.5 million for the six months ended September 30, 1996. The increase resulted primarily from $100,000 in professional fees related to outsourced development efforts and approximately $900,000 of product development costs related to Taylor.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 38% to $2.3 million for the six months ended September 30, 1997 from $1.7 million for the six months ended September 30, 1996. Approximately $740,000 of the increase related primarily to additional personnel and facility costs and goodwill amortization resulting from the six months operating results of Taylor, offset by a reduction in cost resulting from the integration of Cincinnati's operations into the Company's consolidated operations.

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

INTEREST EXPENSE AND OTHER, NET.   Interest expense and other, net decreased to
$15,000 for the six months ended September 30, 1997 from $231,000 for the six months ended September 30, 1996. The decrease primarily related to a decrease in average debt outstanding as debt was repaid with a portion of the proceeds from the Company's initial public offering in March 1997.

PROVISION FOR INCOME TAXES. Provision for income taxes increased to $1.4 million for the six months ended September 30, 1997 from $192,000 for the six months ended September 30, 1996. The effective tax rate for the six-month period ended September 30, 1997 was 43% as compared to the effective tax rate of approximately 67% for the six months ended September 30, 1996, after giving effect to the impact on taxable income of the charge for purchased research and development of approximately $4.7 million. This increase was primarily due to non-deductible goodwill amortization.

MINORITY INTEREST IN LOSS OF SUBSIDIARY.   The minority interest benefit of
$134,000 recorded for the six months ended September 30, 1997 represents the minority interest share of the loss recorded by Taylor compared to $1.8 million benefit recorded for the six months ended September 30, 1996, which was primarily attributable to the minority interest share of the $4.7 million purchased research and development write-down.

ACCRETION TO REDEMPTION VALUE OF COMMON STOCK.   The accretion to redemption
value of Common Stock was $4.9 million for the six months ended September 30, 1996 and was based on the increase in the estimated fair market value of the Common Stock from $2.33 per share to $6.06 per share for such period.

LIQUIDITY AND CAPITAL RESOURCES

     In March 1997, the Company completed an initial public offering of its Common Stock. Net proceeds of $11.0 million from this offering were used to repay certain indebtedness, primarily borrowings under the Company's bank lines of credit and certain acquisition indebtedness.

     At September 30, 1997, the Company had bank lines of credit aggregating $10.0 million. The amount that the Company is entitled to borrow under such lines of credit is based on 80.0% to 85.0% of eligible trade accounts receivable and 50.0% of eligible inventory, up to $4.5 million, of its respective operations. Based on this formula, the Company would have had approximately $7.2 million and $8.7 million of available borrowings under its line of credit at March 31 and September 30, 1997, respectively. All funds advanced pursuant to the lines of credit are secured by substantially all of the assets of the Company, and such lines of credit expire in July 1999. The interest rate on borrowings under the lines of credit is the bank's prime lending rate or LIBOR plus 1.5%, at the option of the Company or, in the case of $1.0 million of the line of credit, the bank's prime lending rate.

     To finance the acquisition of CDI (discussed below), the Company amended its line of credit agreement with its bank. The amended line of credit agreement allows for borrowings up to $18.0 million, subject to borrowing base restrictions consistent with the previous agreement, with interest varying based on certain financial ratios from LIBOR plus 1.5% to LIBOR plus 2%, payable monthly. Additionally, the Company entered into $4.0 million term note with its bank. Interest is calculated at the bank's prime rate and is payable monthly beginning October 31, 1997. Principal of $250,000 is payable quarterly beginning March 31, 1998, and commencing September 30, 1998, all cash flow in excess of the debt service coverage, as defined, shall be applied to pay down the outstanding principal balance on the note. The note is secured by substantially all of the Company's assets. The amended line of credit agreement, along with the $1.0 million line of credit agreement, expires July 31, 1999.

     Cash (used in) provided by operating activities was $(1,503,000) for the six months ended September 30, 1996 and $1,761,000 for the six months ended September 30, 1997. In 1996 the Company experienced increases in receivables and inventory as a result of increases in the Company's sales volume, coupled with decreases in accounts payable and accrued expenses. In 1997 the Company's cash flow from operations related primarily to increased income for the period and growth in payables and accruals offset by increases in accounts receivable and inventory balances during the period.

     Net cash (used in) provided by investing activities totaled $(5,987,000) and $961,000 for the six months ended September 30, 1996 and 1997, respectively. In 1996, the activities consisted primarily of the purchase of Taylor for cash and stock. Additional activities consisted primarily of purchases of property and equipment. In 1997, cash was generated from the sale of the Company's production scheduling software product line, TESS (discussed below), offset by purchases of property and equipment and other assets.

     Under the terms of the Taylor acquisition, the Company may become obligated to make payments of contingent consideration. For the first earnout period ended September 30, 1997 the Company estimates the contingent consideration for the period to be approximately $1.1 million. It is anticipated that this obligation will be paid during the quarter ended December 31, 1997. The Company has recorded this estimate of the contingent consideration obligation as additional goodwill at September 30, 1997. As a result of the payment of this contingent consideration, the Company's ownership interest in Taylor will increase by approximately 0.5% when paid. See the Company's Annual Report on Form 10-K for an additional discussion of payments of contingent consideration under the terms of the Cincinnati and Taylor Transactions which the Company may become obligated to pay.

     If the Company were to consummate one or more significant acquisitions in which the consideration consists of cash, a substantial portion of the Company's available cash or borrowing availability could be used to consummate the acquisitions. Additionally, the cost of capital for one or more significant acquisitions could be higher than the Company's current cost of capital. Management believes funds generated from operations and borrowings available under the existing bank credit facilities or replacement facilities will be sufficient to finance the Company's operations at least through the end of fiscal 1998. In the event the Company acquires one or more businesses or products, the

Company's capital requirements could increase substantially, and there can be no assurance that additional capital will be available on terms acceptable to the Company, if at all.

     On September 26, 1997, Taylor completed the sale of its TESS software product to an entity principally owned by Mr. Taylor. Mr. Taylor, the former principal shareholder of Taylor, is an officer and a member of the Company's board of directors. The sale price was approximately $4 million.

     In connection with the transaction, the Company loaned Mr. Taylor $2 million (U.S.) pursuant to a promissory note dated September 25, 1997. The note bears interest at 8% per annum (due annually) and is payable in five equal annual installments beginning on September 25, 1999 and ending on September 25, 2003. The note is secured by 250,000 shares of Class C exchangeable common stock of Taylor currently held by Mr. Taylor.

     Subsequent to September 30, 1997, the Company acquired substantially all of the assets of CDI, and certain other related entities pursuant to the terms of the Agreement dated October 5, 1997. Subject to certain adjustments, the consideration paid by the Company in connection with the Transaction consisted of approximately $12.5 million in cash, 932,039 shares of common stock of the Company and the Warrant to purchase 100,000 shares of Common Stock. The Warrant is immediately exercisable at a price of $12.875 per share and shall remain outstanding for a period of ten years.

     Additionally, subject to certain adjustments, for five years after the closing, the Company shall pay CDI an annual payment ranging up to $3.0 million on a straight-line basis for each year in which earnings of the acquired company during such year exceed 110% to 125% of the base earnings for each Earn Out Period. Each such payment shall be made 50% in cash and 50% in Common Stock; provided however, that not more than 347,961 shares of Common Stock may be issued in connection with the payment of such consideration, and once such number of shares have been issued, all remaining payments shall be made in cash. Each share of Common Stock shall be valued at the then fair market value of the Common Stock at the end of each Earn Out Period.

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

On May 7, 1997, Joslyn filed a complaint against Tara, the Company and Tara's predecessors, Cincinnati Electrosystems Inc., and Cincinnati Dynacomp, Inc., in the Supreme Court for Monroe County, New York, alleging substantially the same facts against those defendants as it did against Wesco in the counterclaim. In response to Joslyn's complaint, the defendants filed a motion for summary judgement which was granted in part and denied in part. With respect to such matters that it was unsuccessful, the Company anticipates filing a response by December 15, 1997. Again, while this action is in the preliminary stages and no formal discovery has been initiated, the Company believes that it and the other defendants have meritorious defenses, and the Company intends to vigorously defend this action. There can be no assurance, however, that the defendants
will prevail in this action.   If the defendants do not prevail, or if they
settle the action, the Company could be required to make payments to Joslyn.
The Company does not, however, believe that any such payments, if required to be made, would have a material adverse effect on the Company's financial condition or results of operations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a).  Exhibits

             Exhibit 11 - Statement regarding computation of per share earnings

             Exhibit 27 - Financial Data Schedule (EDGAR version only)

             Exhibit 10.1 - Amended Discount Stock Purchase Plan

     (b).  Reports on Form 8-K filed for the quarter ended September 30, 1997:

             (1) The Company filed a report on Form 8-K for an event dated August 4, 1997, pursuant to Item 5, reporting the signing of a letter of intent regarding the sale of the TESS product.

             (2) The Company filed a report on Form 8-K for an event dated September 12, 1997, pursuant to Item 5, regarding the consummation of a definitive Original Equipment Manufacturer's Agreement with Digital.

             (3) The Company filed a report on Form 8-K for an event dated September 22, 1997, pursuant to Item 5, reporting the signing of a letter of intent regarding the purchase of substantially all of the assets of Computer Dynamics, Inc. and its related entities.

             (4) The Company filed a report on Form 8-K for an event dated September 25, 1997 pursuant to Item 5, reporting the execution of a Note by Neil Taylor in favor of the Company and the sale of the TESS product.

             (5) The Company filed a report on Form 8-K for an event dated October 5, 1997, pursuant to Item 2, reporting the acquisition of substantially all of the assets of Computer Dynamics, Inc. and its related entities.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    TOTAL CONTROL PRODUCTS, INC..
                         (Registrant)

                      By: /s/ Nicholas T. Gihl
                         ----------------------------------------
                         Nicholas T. Gihl
                         Chairman and Chief Executive Officer
                         (Principal Executive Officer)


                      By: /s/ Peter A. Nicholson
                         ----------------------------------------
                         Peter A. Nicholson
                         Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)


Date:    November 14, 1997