Form 10-Q
period 1997-12-31
TOTAL CONTROL PRODUCTS INC
filed 1998-02-13
CIK 916502

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                _______________

                                   Form 10-Q

                                  (Mark One)
          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1997

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


               Number of shares of Common Stock outstanding on
                      February 12, 1998: 7,922,532 Shares

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------



                                      A  S  S  E  T  S                                         March 31,   December 31,
                                     -----------------                                           1997          1997
                                                                                              -----------  ------------
CURRENT ASSETS:                                                                                             (unaudited)
 Cash and cash equivalents                                                                    $   221,967   $   354,635
 Trade receivables, net of allowances of $118,000 and $420,000 at March 31 and December 31,
  1997, respectively                                                                            7,804,823    10,545,326
 Raw materials inventory                                                                        2,674,668     6,850,033
 Work in process and finished goods inventory                                                   5,309,373     7,803,480
 Prepaid and deferred expenses-
   Taxes                                                                                        1,273,696       465,490
   Other                                                                                          281,280       802,978
                                                                                              -----------  ------------
          Total current assets                                                                 17,565,807    26,821,942
                                                                                              -----------  ------------
PROPERTY AND EQUIPMENT, net                                                                     2,393,137     3,343,780

OTHER ASSETS:
 Asset held for sale                                                                            5,037,139             -
 Goodwill, net                                                                                  5,118,212    24,776,615
 Investment in foreign joint venture                                                              277,243       333,579
 Receivables from officers                                                                        191,547     2,233,739
 Other long-term assets                                                                           879,282     1,591,498
                                                                                              -----------  ------------
          Total other assets                                                                   11,503,423    28,935,431
                                                                                              -----------  ------------
                                                                                              $31,462,367   $59,101,153
                                                                                              ===========  ============


  The accompanying notes are an integral part of these consolidated financial statements

                 TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                                  (Continued)

                            LIABILITIES AND SHAREHOLDERS' EQUITY                               March 31,    December 31,
                            ------------------------------------                                 1997          1997
                                                                                                 ----          ----
                                                                                                            (unaudited)
CURRENT LIABILITIES:
 Current maturities of long-term debt                                                         $   129,272   $    56,765
 Notes payable-
   Related parties                                                                                228,716             -
   Other                                                                                          183,577             -
 Accounts payable                                                                               1,962,762     3,235,902
 Accrued expenses-
   Income taxes                                                                                    79,483     2,345,168
   Commissions                                                                                    716,302       828,114
   Payroll                                                                                        735,271       847,837
   Other                                                                                        1,797,938     2,994,616
 Deferred revenue                                                                               1,110,402       860,310
                                                                                              -----------   -----------
          Total current liabilities                                                             6,943,723    11,168,712
                                                                                              -----------   -----------

LONG-TERM LIABILITIES:
 Notes payable to bank                                                                          2,215,229    12,408,323
 Long-term debt, net of current maturities                                                         47,711         4,925
 Other                                                                                            827,838       580,880
                                                                                              -----------   -----------
          Total long-term liabilities                                                           3,090,778    12,994,128
                                                                                              -----------   -----------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARY                                                                 1,521,289     1,256,699

SHAREHOLDERS' EQUITY:
 Common stock, no par value; 22,500,000 shares authorized; 6,916,465 and 7,922,532 shares
  issued and outstanding at March 31 and December 31, 1997, respectively                       24,613,624    35,073,765
 Class C Exchangeable common stock of subsidiary, no par value; unlimited shares
  authorized; 737,112 shares issued and outstanding at March 31 and December 31, 1997           4,641,110     4,641,110


 Accumulated deficit                                                                           (9,295,658)   (6,017,707)
 Foreign currency translation adjustment                                                          (52,499)      (15,554)
                                                                                              -----------   -----------
          Total shareholders' equity                                                           19,906,577    33,681,614
                                                                                              -----------   -----------
                                                                                              $31,462,367   $59,101,153
                                                                                              ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements

                 TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1997
             -----------------------------------------------------
                                  (Unaudited)

                                                                            1996                      1997
                                                                        -----------                -----------
NET SALES                                                               $11,518,822                $17,703,624

COST OF GOODS SOLD                                                        5,398,929                  8,656,397
                                                                        -----------                -----------
          Gross profit                                                    6,119,893                  9,047,227
                                                                        -----------                -----------
OPERATING EXPENSES:
  Sales and marketing                                                     2,736,248                  3,297,385
  Research and development                                                1,131,335                  1,436,219
  General and administrative                                              1,101,825                  1,275,741
  Amortization of goodwill                                                  123,044                    530,029
  Charge for purchased research and development                                   -                    200,000
                                                                        -----------                -----------
          Income from operations                                          1,027,441                  2,307,853
                                                                        -----------                -----------
OTHER INCOME (EXPENSES):
  Interest, net                                                            (138,934)                  (205,510)
  Earnings in foreign joint venture                                          10,000                      8,230
  Other income (expense), net                                               (26,848)                    12,268
                                                                        -----------                -----------
          Income before income taxes and minority interest                  871,659                  2,122,841

PROVISION FOR INCOME TAXES                                                  407,000                    912,000
                                                                        -----------                -----------
          Income before minority interest                                   464,659                  1,210,841

MINORITY INTEREST IN LOSS OF SUBSIDIARY                                      16,333                    130,691
                                                                        -----------                -----------
          Net income                                                        480,992                  1,341,532

ACCRETION TO REDEMPTION VALUE OF COMMON
  STOCK                                                                  (4,162,689)                         -
                                                                        -----------                -----------
          Net income (loss) available to common
              shareholders                                              $(3,681,697)               $ 1,341,532
                                                                        ===========                ===========
Basic earnings (loss) per share                                              $(0.65)                     $0.16
                                                                        ===========                ===========
Diluted earnings (loss) per share                                            $(0.65)                     $0.15
                                                                        ===========                ===========
WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING:
     Basic shares                                                         5,694,000                  8,544,000
     Plus dilutive effect of stock options                                        -                    254,000
                                                                        -----------                -----------
     Diluted shares                                                       5,694,000                  8,798,000
                                                                        ===========                ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                 TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1997
              ----------------------------------------------------


                                                                                       1996                         1997
                                                                                    ------------                 ------------
                                                                                                                 (Unaudited)
NET SALES                                                                           $ 28,813,616                 $ 42,614,482
COST OF GOODS SOLD                                                                    15,198,783                   19,567,156
                                                                                    ------------                 ------------
          Gross profit                                                                13,614,833                   23,047,326
                                                                                    ------------                 ------------
OPERATING EXPENSES:
 Sales and marketing                                                                   6,183,674                    9,307,180
 Research and development                                                              2,591,167                    3,914,744
 General and administrative                                                            2,721,133                    3,316,948
 Amortization of goodwill                                                                190,714                      810,829
 Charge for purchased research and development                                         4,893,000                      200,000
                                                                                    ------------                 ------------
          Income (loss) from operations                                               (2,964,855)                   5,497,625
                                                                                    ------------                 ------------
OTHER INCOME (EXPENSES):
 Interest, net                                                                          (435,683)                    (271,750)
 Earnings in foreign joint venture                                                        78,907                       53,519
 Other income (expense), net                                                             (30,168)                      17,968
                                                                                    ------------                 ------------
          Income (loss) before income taxes and minority interest                     (3,351,799)                   5,297,362

PROVISION FOR INCOME TAXES                                                               599,000                    2,284,000
                                                                                    ------------                 ------------
          Income (loss) before minority interest                                      (3,950,799)                   3,013,362
MINORITY INTEREST IN LOSS OF SUBSIDIARY                                                1,851,467                      264,590
                                                                                    ------------                 ------------
          Net income (loss)                                                           (2,099,332)                   3,277,952
ACCRETION TO REDEMPTION VALUE OF COMMON STOCK
                                                                                      (9,061,037)                           -
                                                                                    ------------                 ------------

          Net income (loss) available to common shareholders                        $(11,160,369)                $  3,277,952
                                                                                    ============                 ============
Basic earnings (loss) per share                                                           $(1.97)                       $0.41
                                                                                    ============                 ============
Diluted earnings (loss) per share                                                         $(1.97)                       $0.40
                                                                                    ============                 ============
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
 OUTSTANDING:
          Basic shares                                                                 5,672,000                    7,951,000
          Plus dilutive effect of stock options                                                -                      211,000
                                                                                    ------------                 ------------
          Diluted shares                                                               5,672,000                    8,162,000
                                                                                    ============                 ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                 TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1997
              ----------------------------------------------------


                                                                                          1996               1997
                                                                                       -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                     (Unaudited)
 Net income (loss) for the period                                                     $(2,099,332)       $ 3,277,952
 Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities-
     Minority interest in loss of subsidiary                                           (1,851,467)          (264,590)
     Charge for purchased research and development                                      4,893,000            200,000
     Depreciation and amortization                                                        631,041          1,460,010
     Earnings in foreign joint venture                                                    (78,907)           (53,519)
     Changes in operating assets and liabilities-
       Trade receivables                                                                 (594,590)        (1,214,924)
       Inventory                                                                       (2,910,828)          (944,006)
       Prepaid expenses and other assets                                                 (379,148)             2,627
       Accounts payable, accrued expenses and other liabilities                         1,388,527          1,957,674
       Deferred revenue                                                                    24,375            (35,990)
                                                                                      -----------       ------------
          Net cash (used in) provided by operating activities                            (977,329)         4,385,234
                                                                                      -----------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash paid for businesses acquired, net and other acquisition costs                    (5,725,788)       (14,328,581)
 Purchases of property and equipment                                                     (397,181)          (936,949)
 Proceeds from disposal of asset held for sale and other assets                            23,866          2,147,499
 Purchases of other assets                                                                (14,000)          (466,780)
 Increase in receivable from officer                                                      (10,262)           (42,192)
                                                                                      -----------       ------------
          Net cash used in investing activities                                        (6,123,365)       (13,627,003)
                                                                                      -----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in notes payable to bank                                                  1,414,753          6,193,094
 Payments on long-term debt and notes payable                                            (630,305)          (527,586)
 Proceeds from issuance of debt                                                         3,000,000          4,000,000
 Proceeds from sale of common stock                                                     4,000,000            137,954
 Payment of offering costs                                                                      -           (429,025)
                                                                                      -----------       ------------
          Net cash provided by financing activities                                     7,784,448          9,374,437
                                                                                      -----------       ------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                     683,754            132,668
CASH AND CASH EQUIVALENTS, beginning of period                                             19,058            221,967
                                                                                      -----------       ------------
CASH AND CASH EQUIVALENTS, end of period                                              $   702,812       $    354,635
                                                                                      ===========       ============
SUPPLEMENTAL DISCLOSURE:
 Cash paid during the period for-
   Income taxes                                                                       $   570,000       $    355,000
   Interest                                                                               523,000            360,000
                                                                                      ===========       ============
NONCASH INVESTING AND FINANCING ACTIVITIES:
 Conversion of subordinated debentures into 67,873 shares of common stock             $    50,000       $         -
 Issuance of 767,112 shares of Class C Exchangeable common stock of
  subsidiary and $2.2 million note in connection with the acquisition of Taylor       $ 6,850,000       $         -
 Note receivable from shareholder in connection with disposal of asset held
  for sale (Note 2)                                                                   $         -       $  2,000,000
 Issuance of 932,039 shares of common stock and 100,000 common stock warrants and 41,667 shares of common stock in connection with the
  acquisitions of CDI and SensorPulse, respectively (Notes 4 and 5)                   $         -       $ 10,322,000
                                                                                      ===========       ============

  The accompanying notes are an integral part of these consolidated financial statements.

                 TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997
                                  (Unaudited)

Note 1
------

The consolidated financial information herein is unaudited, other than Consolidated Balance Sheet information as of March 31, 1997 and Consolidated Statements of Operations and Cash Flows information for the nine months ended December 31, 1996, which is derived from audited financial statements.

In the opinion of the Company, the accompanying interim consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of December 31, 1997, the results of operations for the three months ended December 31, 1997 and 1996 and the nine months ended December 31, 1997 and changes in cash flows for the nine months ended December 31, 1997.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 1997 annual report on Form 10-K filed with the Securities and Exchange Commission.

The results for the quarter and the nine months ended December 31, 1997, are not necessarily indicative of the results to be expected for the entire year.

Note 2
------

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

In connection with the transaction, the Company loaned Mr. Taylor $2 million pursuant to a promissory note dated September 25, 1997. The note bears interest at 8% per annum, due annually, and is payable in five equal annual installments beginning on September 25, 1999 and ending on September 25, 2003. The note is secured by 250,000 shares of Class C exchangeable common stock of Taylor currently held by Mr. Taylor. As a result of this transaction, the purchase price associated with the Taylor acquisition was re-allocated. The carrying value of the goodwill previously recorded by the Company related to the Taylor acquisition increased by approximately $2.5 million, which related to the after tax difference between the estimated sales price of the TESS product line and the actual sales price. This additional goodwill will be amortized over the remaining useful life of the goodwill of six years.

Note 3
------

Under the terms of the Taylor acquisition, the Company may become obligated to make payments of contingent consideration. The first contingent payment period ended on September 30, 1997, for which the Company paid contingent consideration of approximately $1.1 million. In connection with the payment of contingent consideration, the Company's ownership interest in Taylor increased from 61% to 61.5%. The Company recorded this contingent consideration obligation as additional goodwill at September 30, 1997 and this goodwill is being amortized over the remaining useful life of the goodwill of six years from the date recorded.

Note 4
------

On October 5, 1997, the Company acquired substantially all of the assets of Computer Dynamics, Inc. ("CDI"), a South Carolina corporation, and certain other related entities pursuant to the terms of an Asset Purchase Agreement (the "Agreement") dated October 5, 1997 (the "Transaction"). The consideration paid by the Company in connection with the Transaction, which was accounted for as a purchase, consisted of approximately $12.3 million in cash, 932,039 shares of common stock of the Company and a warrant (the "Warrant") to purchase 100,000 shares of common stock of the Company. The Warrant is immediately exercisable at a price of $12.875 per share and shall remain outstanding for a period of ten years. The excess of purchase price over the estimated fair value of identified net assets acquired of approximately $15.6 million has been recorded as goodwill and is being amortized over seventeen years from the date of acquisition. These estimates are preliminary and may be changed based on actual results.

Additionally, subject to certain adjustments, for five years after the closing, the Company shall pay CDI an annual payment ranging from $0 to $3.0 million for each year in which the year over year earnings of the acquired company exceed 110% to 125% of the base earnings for each period (each an "Earn Out Period"). Each such payment shall be made 50% in cash and 50% in common stock of the Company; provided however, that not more than 347,961 shares may be issued in connection with the payment of such consideration, and once such number of shares have been issued, all remaining payments shall be made in cash. Each of the common shares shall be valued based on their then fair market value at the end of each Earn Out Period. Future payments of contingent consideration, if any, will be recorded as additional goodwill and will be amortized over the remaining goodwill amortization period.

Furthermore, the Company entered into a Registration Rights Agreement with CDI and the former principal shareholder pursuant to which the portion of the shares of common stock of the Company issued to the former principal shareholder and CDI in connection with the Transaction or issued pursuant to the Warrant are subject to certain piggy-back registration rights.

In addition, in connection with the consummation of the Transaction, the Company entered into an employment agreement with the former principal shareholder.

As part of the Transaction, the Company created two additional wholly-owned subsidiaries, Computer Dynamics, Inc. and Computer Dynamics Holding Company.

To finance the Transaction, the Company amended its line of credit agreement with its bank. The amended line of credit agreement allows for borrowings of up to $18.0 million, subject to borrowing base restrictions consistent with the previous agreement, with interest varying based on certain financial ratios from LIBOR plus 1.5% to LIBOR plus 2%, payable monthly. Additionally, the Company entered into a $4.0 million term note with its bank. Interest is calculated at the bank's prime rate and is payable monthly. Principal of $250,000 is paid quarterly beginning March 31, 1998, and commencing September 30, 1998, all cash flow in excess of the debt service coverage, as defined, shall be applied to pay down the outstanding principal balance on the note. The note is secured by substantially all of the Company's assets. The amended line of credit agreement expires July 31, 1999.

Results of operations of CDI are included in the consolidated financial statements subsequent to October 5, 1997. The following unaudited pro forma results of operations data for the nine months ended December 31, 1996 and 1997, assume the CDI acquisition occurred as of April 1, 1996 (in thousands except per share amounts):

                                          Nine Months Ended December 31,
                                             1996                1997
                                             ----                ----
                                                   (Unaudited)
Net sales                                    $43,615             $51,672
Net income                                     1,921               3,687
Net income (loss) available to
 common shareholders                          (7,140)              3,687
Basic earnings (loss) per share              $ (1.08)            $  0.43
Diluted earnings (loss) per share            $ (1.08)            $  0.42
                                          ===========         ==========

Note 5
------

On December 31, 1997, the Company acquired substantially all of the assets of SensorPulse, Corp. ("SensorPulse"), a designer and developer of industrial signal conditioning products and networked input/output (I/O) devices located in South Easton, Massachusetts, for 41,667 shares of common stock of the Company and $1.25 million in cash (subject to certain downward adjustments) in a transaction that was accounted for as a purchase. At the date of acquisition, the Company recorded a charge related to the purchase of incomplete research and development of $200,000 ($120,000 net of related tax benefit). The amount allocated to the purchased incomplete research and development projects represents the estimated fair value related to those projects determined by independent appraisal. Proven valuation procedures and techniques were utilized in determining the fair market value of each intangible asset. The purchased research and development projects were individually identified and were valued based on estimates of discounted future income. Consideration was given to the stage of development, the time and resources required for completion, as well as the market potential and associated risks. To bring these projects to technological feasibility, high-risk developmental and testing issues needed to be resolved, which required substantial additional effort and testing.

Additionally, the purchase agreement provides for a four year annual earn-out payment to SensorPulse based upon the year over year growth in SensorPulse's earnings before taxes multiplied by: three in calendar year 1998; two and three quarters in calendar year 1999; two in calendar year 2000; and one and one-half in calendar year 2001, with maximum aggregate payments of $23.25 million. Such earn-out shall be payable 50% in cash and 50% in common stock of the Company at its then fair market value.

The excess purchase price over the estimated fair value of identified net assets (which will increase for any future contingent consideration) of approximately $975,000 was assigned to goodwill and is being amortized over fifteen years. These estimates are preliminary and may be changed based on actual results.

In connection with this acquisition, the Company entered into a four year employment agreement with a former shareholder.

As part of the SensorPulse acquisition, the Company created a wholly-owned subsidiary, SensorPulse Corp.

Note 6
------
Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding, including the Class C Exchangeable shares of Taylor, as it is convertible on a one-for-one basis for common stock of the Company at any time at the option of the holder and SAB 83 shares for periods prior to the Company's initial public offering on March 11, 1997.

Diluted earnings per share has been computed by dividing net income by the weighted average number of common and equivalent shares outstanding. Common stock equivalents included in the computation represent shares issuable upon exercise of stock options or warrants which would have a dilutive effect in periods where there are earnings. Common stock equivalents were anti-dilutive for the three and nine months ended December 31, 1996.

The Company adopted Statement of Financial Accounting Standards No. 128, ("SFAS 128") "Earnings per Share" during the quarter ended December 31, 1997. In accordance with SFAS 128, all previously presented earnings per share information has been calculated under the provisions of SFAS 128. Due to the nature of the Company's capital structure, there was no difference between diluted earnings per share calculated under SFAS 128 and earnings per share previously reported.

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

The Company's net sales include revenues from sales of products, software license fees, software maintenance and services. The Company's principal product line, QuickPanel and similar products accounted for 62% and 53% of net sales in the nine months ended December 31, 1996 and 1997, respectively.

A key element of the Company's strategy has been to expand the breadth of products offered through its distributor network in order to maximize operating leverage. In September 1996, the Company acquired a controlling interest in Taylor, an Edmonton, Alberta-based developer of PC-control software, client/server program management software, graphical operator interface software and PLC configuration and support software. In October 1997, the Company acquired substantially all of the net assets of CDI, a South Carolina-based manufacturer of industrial computers. Also, on December 31, 1997, the Company acquired substantially all of the net assets of SensorPulse, a Massachusetts-based designer and developer of industrial signal conditioning products and networked input/output (I/O) devices. These acquisitions expanded the Company's product line, allowing it to capitalize on the growing trends towards interoperable technology products, and gave the Company a platform from which to develop new products incorporating these new technologies into the Company's traditional products.

Results of the Company's operations have fluctuated from quarter to quarter in the past, and may fluctuate significantly in the future. Such fluctuations may result from a variety of factors, including the timing of new product introductions by the Company, its competitors or third parties, the loss of any of its significant distributors, currency fluctuations, disruption in the supply of components for the Company's products, changes in product mix or capacity utilization, the timing of orders from major customers, personnel changes, production delays or inefficiencies, seasonality and other factors affecting sales and results of operations, including acquisitions made by the Company. Such quarterly fluctuations in results of operations may adversely affect the market price of the Company's Common Stock, no par value (the "Common Stock"). A substantial portion of the Company's sales for each quarter results from orders received in that quarter. Furthermore, the Company has often recognized a substantial portion of its sales in the last month of a quarter, with sales frequently concentrated in the last weeks or days of a quarter. A substantial portion of the Company's operating expenses are primarily related to personnel, development of new products, marketing programs and facilities. The level of spending for such expenses cannot be adjusted quickly, and is based, in large part, on the Company's expectations of future revenues. If actual revenue levels are below management's expectations, the Company's business, financial condition and results of operations may be materially adversely affected. A part of the Company's business strategy is to continue its growth through strategic acquisitions. Many business acquisitions, such as the Company's acquisition of CDI in October 1997 or SensorPulse in December 1997, must be accounted for as a purchase. Most of the businesses that might become attractive acquisition candidates for the Company are likely to have significant goodwill and intangible assets, and acquisition of these businesses, if accounted for as a purchase, would typically result in substantial goodwill amortization charges to the Company in the future. In addition, such acquisitions, including the acquisitions of CDI and SensorPulse, could involve acquisition-related charges or cause management to consider restructuring-related charges to enhance integration which could significantly impact the results of the Company's operations in the quarter of acquisition or any quarter thereafter. The Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

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

Results of Operations
Three Months Ended December 31, 1997 and December 31, 1996

Net Sales. Net sales increased 54% to $17.7 million for the three month period ended December 31, 1997 compared to $11.5 million for the three month period ended December 31, 1996. This increase resulted primarily from the growth in sales of the Company's graphics-based operator interface products of approximately $1.1 million, offset by a reduction in software revenue of approximately $500,000. The increase also reflects the net sales of CDI for the three months ended December 31, 1997 of approximately $5.6 million.

Gross Profit. Cost of goods sold consists primarily of expenses for components and subassemblies, subcontracted labor, direct labor and manufacturing overhead. Gross profit increased 48% to $9.0 million for the three months ended December 31, 1997 from $6.1 million for the three months ended December 31, 1996. Gross margin decreased to 51.1% for the three months ended December 31, 1997 from 53.1% for the three months ended December 31, 1996. Of this decrease, three percentage points were the result of lower margin revenue from CDI in fiscal 1998. An additional one percentage point decrease related to a reduction in higher margin software sales as a percent of total sales for the third quarter of fiscal 1998. These reductions were offset by a margin increase of approximately two percentage points related to a reduction in material cost of sales associated with the QuickPanel product line resulting from an increase in the average dollar to yen exchange rate.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, sales commissions paid to the Company's independent sales representatives, advertising, product literature, trade shows, distributor promotions and depreciation on equipment used for sales related activities. Sales and marketing expenses increased 21% to $3.3 million for the three months ended December 31, 1997 from $2.7 million for the three months ended December 31, 1996. Approximately $100,000 of the increase resulted from increased commissions due to higher sales volume. Approximately $350,000 of the increase resulted from costs associated with the operations of CDI and the remaining increase of approximately $150,000 was due to increased salary, benefits and related costs attributable to increased sales support personnel, offset by reductions in advertising and promotional expenditures.

Research and Development. Research and development expenses consist primarily of personnel costs, engineering supplies, development equipment, depreciation and overhead costs. Research and development expenses increased 27% to $1.4 million for the three months ended December 31, 1997 from $1.1 million for the three months ended December 31, 1996. The increase resulted primarily from increased costs related to CDI of approximately $200,000 and outside development costs of approximately $100,000.

General and Administrative. General and administrative expenses consist primarily of personnel costs related to finance, information systems, and general management functions, as well as professional fees related to legal, audit and tax services. General and administrative expenses increased 16% to $1.3 million for the three months ended December 31, 1997 from $1.1 million for the three months ended December 31, 1996. Approximately $400,000 of the increase related primarily to additional personnel and facility costs resulting from the three months operating results of CDI offset by reductions in salary and facility related costs primarily related to the integration of the Company's Cincinnati operations of approximately $200,000.

Amortization of Goodwill. Amortization of goodwill consists of the amortization of the excess purchase price of the Cincinnati, Taylor and CDI acquisitions, which are being amortized over seven to seventeen years from the date of acquisition. Amortization increased to $530,000 for the three months ended December 31, 1997 from $123,000 for the three months ended December 31, 1996 due to a full period of amortization for CDI and increased amortization related to the payment of contingent consideration related to the Taylor acquisition.

Charge for Purchased Research and Development. Purchased research and development relating to the acquisition of SensorPulse totaled $200,000 and was charged to expense at the acquisition date in December 1997. This expense represents the estimated fair value of SensorPulse's incomplete research and development projects as determined by independent appraisal.

Interest Expense and Other, Net. Interest expense and other, increased to $185,000 for the three months ended December 31, 1997 from $156,000 for the three months ended December 31, 1996. The increase primarily related to an increase in average debt outstanding related to the Company's acquisition of CDI.

Provision For Income Taxes. Provision for income taxes increased to $912,000 for the three months ended December 31, 1997 from $407,000 for the three months ended December 31, 1996. The effective tax rate for the three-month period ended December 31, 1997 was approximately 43% as compared to the effective tax rate of approximately 47% for the three months ended December 31, 1996. This decrease was primarily due to an increase in lower taxed United States based income as a percentage of total income, primarily related to the acquisition of CDI, a South Carolina-based company.

Minority Interest in Loss of Subsidiary. A minority interest representing Digital Electronic's 38.5% (39.0% prior to September 30, 1997) share of the net income or loss of Taylor is recorded on the Company's statements of operations. The Company's ownership of Taylor Class A Shares may increase by up to an additional 2.0% based on the amount of contingent consideration paid by the Company for the fiscal period ended September 30, 1998. To the extent the equity interest of the Company in Taylor increases, the percentage applied to calculate minority interest will be reduced by a corresponding amount. The minority interest benefit of $131,000 recorded for the three months ended December 31, 1997 represents the minority interest share of the loss recorded by Taylor compared to the $16,000 benefit recorded for the three months ended December 31, 1996.

Accretion to Redemption Value of Common Stock. The Company previously issued redeemable Common Stock and Taylor issued redeemable Taylor Exchangeable shares. The Company recorded these redeemable shares at their estimated redemption values at the date of issuance and subsequent changes in such redemption value in each reporting period were accreted. The redemption rights automatically terminated upon the closing of the Company's initial public offering and as a result, the Company is no longer required to record a non-cash charge in its calculation of earnings per share available to common shareholders in the future. The accretion to redemption value of Common Stock was $4.2 million for the three months ended December 31, 1996 and was based on the increase in the estimated fair market value of the Common Stock from $6.06 per share to $9.00 per share for such period.

Nine Months Ended December 31, 1997 and December 31, 1996

Net Sales. Net sales increased 48% to $42.6 million for the nine-month period ended December 31, 1997 compared to $28.8 million for the nine-month period ended December 31, 1996. This increase resulted primarily from the growth in sales of the Company's graphics-based operator interface products of approximately $4.9 million. Additionally, $3.3 million of the increase relates to the inclusion of the results of Taylor for the nine months ended December 31, 1997 versus three months in the period ended December 31, 1996. Also, CDI sales of approximately $5.6 million are included in the three months ended December 31, 1997.

Gross Profit. Gross profit increased 69% to $23.0 million for the nine months ended December 31, 1997 from $13.6 million for the nine months ended December 31, 1996. Gross margin increased to 54.1% for the nine months ended December 31, 1997 from 47.3% for the nine months ended December 31, 1996. Approximately two percentage points of this increase was due to a reduction in material cost of sales associated with the QuickPanel product line resulting from an increase in the average dollar to yen exchange rate, with another two percentage points of this increase related to decreases in direct labor and manufacturing overhead costs related to the integration of the Cincinnati Dynacomp acquisition. Additionally, five percentage points of the increase is related to the inclusion of higher margin software products as part of the results of Taylor for the entire period in fiscal 1998 versus three months of the period during fiscal 1997. These increases were offset by two percentage points as a result of the inclusion of lower margin revenue from Computer Dynamics in fiscal 1998 for three months during the period.

Sales and Marketing. Sales and marketing expenses increased 51% to $9.3 million for the nine months ended December 31, 1997 from $6.2 million for the nine months ended December 31, 1996. Approximately $550,000 of the increase resulted from increased commissions due to higher sales volume, and increased advertising and distributor promotional programs. Approximately $1.7 million of the increase resulted from costs associated with the operations of Taylor and $350,000 resulted from costs associated with the operations of CDI. The remaining increase was due to increased salary, benefits and related costs attributable to increased sales support personnel, offset by reductions in advertising and promotional expenditures.

Research and Development. Research and development expenses increased 51% to $3.9 million for the nine months ended December 31, 1997 from $2.6 million for the nine months ended December 31, 1996. The increase resulted primarily from $100,000 in professional fees related to outsourced development efforts. Approximately $1 million of the increase related to product development costs related to Taylor and $200,000 related to product development costs related to CDI.

General and Administrative. General and administrative expenses increased 22% to $3.3 million for the nine months ended December 31, 1997 from $2.7 million for the nine months ended December 31, 1996. Approximately $400,000 of the increase related to the operations of CDI. Additionally, approximately $475,000 of the increase related primarily to additional personnel and facility costs resulting from the nine months operating results of Taylor versus three months in fiscal 1997, offset by a reduction in cost resulting from the integration of Cincinnati's operations into the Company's consolidated operations.

Amortization of Goodwill. Amortization of goodwill consists of the amortization of the excess purchase price of the Cincinnati, Taylor and CDI acquisitions, which are being amortized over seven to seventeen years from the date of acquisition. Amortization increased to $811,000 for the nine months ended December 31, 1997 from $191,000 for the nine months ended December 31, 1996 due to a full period of amortization for Taylor, including increased amortization related to the payment of contingent consideration related to the Taylor acquisition and the sale of the TESS product line which was previously recorded as an asset held for sale, and the addition of goodwill amortization related to CDI for the last three months of the period.

Charge for Purchased Research and Development. In 1997, purchased research and development related to the estimated fair value of SensorPulse's incomplete research and development projects at the date of acquisition in December 1997, as determined by independent appraisal. In 1996, purchased research and development and other acquisition expenses relating to the acquisition of Taylor totaled approximately $4.9 million and were charged to expense at the acquisition date in September 1996. Of this expense, $4.7 million represents the estimated fair value of Taylor's incomplete research and development projects as determined by independent appraisal.

Interest Expense and Other, Net. Interest expense and other, net decreased to $200,000 for the nine months ended December 31, 1997 from $387,000 for the nine months ended December 31, 1996. The decrease primarily related to a decrease in average debt outstanding as debt was repaid with a portion of the proceeds from the Company's initial public offering in March 1997 and substantially no debt was outstanding until the Company acquired CDI in October 1997.

Provision For Income Taxes. Provision for income taxes increased to $2.3 million for the nine months ended December 31, 1997 from $599,000 for the nine months ended December 31, 1996. The effective tax rate for the nine-month period ended December 31, 1997 was 43% as compared to the effective tax rate of approximately 44% for the nine months ended December 31, 1996, after giving effect to the impact on taxable income of the charge for purchased research and development of approximately $4.7 million. This decrease was primarily due to an increase in lower taxed United States based income as a percentage of total income, primarily related to the acquisition of CDI, a South Carolina-based company.

Minority Interest in Loss of Subsidiary. The minority interest benefit of $265,000 recorded for the nine months ended December 31, 1997 represents the minority interest share of the loss recorded by Taylor compared to $1.9 million benefit recorded for the nine months ended December 31, 1996, which was primarily attributable to the minority interest share of the $4.7 million purchased research and development write-down.

Accretion to Redemption Value of Common Stock. The accretion to redemption value of Common Stock was $9.1 million for the nine months ended December 31, 1996 and was based on the increase in the estimated fair market value of the Common Stock from $2.33 per share to $9 per share for such period.

Liquidity and Capital Resources

     In March 1997, the Company completed an initial public offering of its Common Stock. Net proceeds of $11.0 million from this offering were used to repay certain indebtedness, primarily borrowings under the Company's bank lines of credit and certain acquisition indebtedness.

     At December 31, 1997, the Company had bank lines of credit aggregating $19.0 million. Prior to the acquisition of CDI on October 5, 1997, the Company had bank lines of credit aggregating $10.0 million. The amount that the Company is entitled to borrow under such lines of credit is based on 80.0% to 85.0% of eligible trade accounts receivable and 50.0% of eligible inventory, up to $8.0 million, of its respective operations. Based on this formula, the Company would have had approximately $7.2 million and $5.1 million of available borrowings under its line of credit at March 31 and December 31, 1997, respectively. All funds advanced pursuant to the lines of credit are secured by substantially all of the assets of the Company, and such lines of credit expire in July 1999. The interest rate on borrowings under the lines of credit varies based on certain financial ratios from LIBOR plus 1.5% to LIBOR plus 2%, or in the case of a $1.0 million the line of credit related to Taylor, the bank's prime lending rate.

     In connection with the acquisition of CDI, the Company also entered into $4.0 million term note with its bank. Interest is calculated at the bank's prime rate and is payable monthly. Principal of $250,000 is paid quarterly beginning March 31, 1998, and commencing September 30, 1998, all cash flow in excess of the debt service coverage, as defined, shall be applied to pay down the outstanding principal balance on the note. The note is secured by substantially all of the Company's assets.

     Cash (used in) provided by operating activities was $(977,000) for the nine months ended December 31, 1996 and $4.4 million for the nine months ended December 31, 1997. In 1996 the Company experienced increases in receivables and inventory as a result of increases in the Company's sales volume, which was partially offset by increases in accounts payable and accrued expenses. In 1997 the Company's cash flow from operations related primarily from increased income for the period, non-cash depreciation and amortization charges, the one-time SensorPulse acquisition related charge and growth in payables and accruals offset by increases in accounts receivable and inventory balances during the period.

     Net cash used in investing activities totaled $6.1 million and $13.6 million for the nine months ended December 31, 1996 and 1997, respectively. In 1996, the activities consisted primarily of the purchase of Taylor for cash and stock. Additional activities consisted primarily of purchases of property and equipment. In 1997, cash was generated from the sale of the Company's production scheduling software product line, TESS (discussed below), offset by the acquisitions of CDI and SensorPulse for cash and common stock and purchases of property and equipment and other assets.

     Under the terms of the Taylor acquisition, the Company paid approximately $1.1 million of contingent consideration for the first earn-out period ended September 30, 1997, on January 2, 1998. The Company recorded this contingent consideration payment as additional goodwill at September 30, 1997. As a result of the payment of this contingent consideration, the Company's ownership interest in Taylor increased by approximately 0.5%. See the Company's Annual Report on Form 10-K for an additional discussion of payments of contingent consideration under the terms of the Cincinnati and Taylor Transactions which the Company may become obligated to pay.

     If the Company were to consummate one or more significant acquisitions in which the consideration consists of cash, a substantial portion of the Company's available cash or borrowing availability could be used to consummate the acquisitions. Additionally, the cost of capital for one or more significant acquisitions could be higher than the Company's current cost of capital. Management believes funds generated from operations and borrowings available under the existing bank credit facilities or replacement facilities will be sufficient to finance the Company's operations for the foreseeable future. In the event the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially, and there can be no assurance that additional capital will be available on terms acceptable to the Company, if at all.

     On September 26, 1997, Taylor completed the sale of its TESS software product to an entity principally owned by Mr. Taylor. Mr. Taylor, the former principal shareholder of Taylor, is an officer and a member of the Company's board of directors. The sale price was approximately $4 million.

     In connection with the transaction, the Company loaned Mr. Taylor $2 million pursuant to a promissory note from Mr. Taylor dated September 25, 1997. The note bears interest at 8% per annum (due annually) and is payable in five equal annual installments beginning on September 25, 1999 and ending on September 25, 2003. The note is secured by 250,000 shares of Class C exchangeable common stock of Taylor currently held by Mr. Taylor.

     On October 5, 1997, the Company acquired substantially all of the assets of CDI, and certain other related entities. Subject to certain adjustments, the consideration paid by the Company in connection with the Transaction consisted of approximately $12.3 million in cash, 932,039 shares of common stock of the Company and a Warrant to purchase 100,000 shares of Common Stock. The Warrant is immediately exercisable at a price of $12.875 per share and shall remain outstanding for a period of ten years.

     Additionally, subject to certain adjustments, for five years after the closing, the Company shall pay CDI an annual payment ranging from $0 to $3.0 million for each year in which the year over year earnings of the acquired company exceed 110% to 125% of the base earnings for each Earn Out Period. Each such payment shall be made 50% in cash and 50% in Common Stock; provided however, that not more than 347,961 shares of Common Stock may be issued in connection with the payment of such consideration, and once such number of shares have been issued, all remaining payments shall be made in cash. Each share of Common Stock shall be valued at the then fair market value of the Common Stock at the end of each Earn Out Period.

     On December 31, 1997, the Company acquired substantially all of the assets of SensorPulse for 41,667 shares of common stock of the Company and $1.25 million in cash (subject to certain adjustments). Additionally, the purchase agreement provides for a four year annual earn-out payment to SensorPulse based upon the year over year growth in SensorPulse's earnings multiplied by: three in calendar year 1998; two and three quarters in calendar year 1999; two in calendar year 2000; and one and one-half in calendar year 2001, with a maximum aggregate payment of $23.25 million. Such earn-out shall be payable 50% in cash and 50% in common stock of the Company at its then fair market value.

PART II  OTHER INFORMATION

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

On May 7, 1997, Joslyn filed a complaint against Tara, the Company and Tara's predecessors, Cincinnati Electrosystems Inc., and Cincinnati Dynacomp, Inc., in the Supreme Court for Monroe County, New York, alleging substantially the same facts against those defendants as it did against Wesco in the counterclaim. In response to Joslyn's complaint, the defendants filed a motion for summary judgement which was granted in part and denied in part. With respect to such matters that it was unsuccessful, the Company filed a response on January 19, 1998. Again, while this action is in the preliminary stages and no formal discovery has been initiated, the Company believes that it and the other defendants have meritorious defenses, and the Company intends to vigorously defend this action. There can be no assurance, however, that the defendants will prevail in this action. If the defendants do not prevail, or if they settle the action, the Company could be required to make payments to Joslyn. The Company does not, however, believe that any such payments, if required to be made, would have a material adverse effect on the Company's financial condition or results of operations.

The Company is not involved in any other material legal proceedings.


ITEM 2.  CHANGES IN SECURITIES
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
      (a). Exhibits

              Exhibit 10.1 - First Amendment dated as of December 8, 1997 to the
                             Asset Purchase Agreement dated as of October 5, 1997 by and among Kurt Priester, Priester Charitable Remainder Unitrust, Priester Foundation, KP One, Inc. (formerly known as Computer Dynamics, Inc.) a South Carolina corporation, KP Three, Inc. (formerly known as Computer Dynamics Services, Inc.) a South Carolina corporation, KP Two, Inc. (formerly known as Computer Dynamics Mfg., Inc.) a South Carolina corporation, Sue Priester d/b/a Lines Unlimited, a sole proprietorship, Total Control Products, Inc., an Illinois corporation, Computer Dynamics of Illinois, Inc. (formerly known as SC Acquisition #1), an Illinois corporation, and Computer Dynamics Holdings Corp. (formerly known as SC Acquisition #2), an Illinois corporation.

                Exhibit 11 - Statement regarding computation of per share
                             earnings

                Exhibit 27 - Financial Data Schedule (EDGAR version only)


      (b). Reports on Form 8-K filed for the quarter ended December 31, 1997:

              (1) The Company filed an amendment to its report on Form 8-K for an event dated October 5, 1997, pursuant to Item 2 and Item 7, reporting certain pro forma financial information in connection with the purchase of substantially all of the assets of Computer Dynamics, Inc. and its related entities.

              (2) The Company filed a report on Form 8-K for an event dated December 31, 1997, pursuant to Item 5, reporting the acquisition of substantially all of the assets of SensorPulse Corp.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       TOTAL CONTROL PRODUCTS, INC.
                               (Registrant)

                       By: /s/Nicholas T. Gihl
                           ------------------------------------
                           Nicholas T. Gihl
                           Chairman and Chief Executive Officer
                           (Principal Executive Officer)


                       By: /s/Peter A. Nicholson
                           -------------------------------------
                           Peter A. Nicholson
                           Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)


Date: February 13, 1998