Form 10-K
period 1998-03-31
TOTAL CONTROL PRODUCTS INC
filed 1998-06-26
CIK 916502

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                  _______________

                                     FORM 10-K

                                    (MARK ONE)

             [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                         OR

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM      TO

                           COMMISSION FILE NUMBER 0-22173
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

                            Yes   X              No
                                ----                ----

     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

     AGGREGATE MARKET VALUE, AS OF JUNE 26, 1998, OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT: ($76,472,910) BASED ON THE LAST REPORTED SALE PRICE ON THE NASDAQ NATIONAL MARKET SYSTEM.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON JUNE 26, 1998: 8,049,780 SHARES

                                        PART I

ITEM 1.  BUSINESS

Total Control Products, Inc. designs, develops and markets products and technology for the control segment of the industrial automation market. The Company's broad range of products are used to define, monitor and maintain the operation, sequencing and safety of industrial equipment and machinery on the factory floor. These products range from closed architecture programmable logic controller operator interfaces to open architecture control software and systems, and are sold primarily through an international network of independent distributors with approximately 250 sales locations. End-users of the Company's products include Abbott Laboratories, The Boeing Company, The Coca-Cola Company, The Dow Chemical Company, Eastman Kodak Company, Ford Motor Company, General Motors Corporation, Nabisco, Inc. and USX Corporation. Unless the context otherwise indicates, all references in this filing to "Total Control" or the "Company" refer to Total Control Products, Inc. and its subsidiaries, including wholly-owned subsidiaries Computer Dynamics of Illinois, Inc. and Computer Dynamics Holding Corp. (together "Computer Dynamics, Inc." or "CDI"), SensorPulse Corp. ("SensorPulse" or "SPC") and Taylor Industrial Software, Inc., an Alberta corporation ("Taylor"), a company of which 61.5% of the voting shares are owned by the Company. Subsequent to the Company's fiscal year ended March 31, 1998, the Company acquired the net assets of Deeco Systems, Inc. ("Deeco"), a designer and manufacturer of panel factory automation products.

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

Specifically, control segment functions include supervisory controls, which allow individual machines to interact with each other; operator interfaces, which allow a human operator to communicate with an individual machine; and controllers, including programmable logic controllers ("PLCs") and industrial computers, which intelligently control the operation of a machine. The control market is presently dominated by proprietary control products from manufacturers of PLCs such as Allen-Bradley, Siemens Energy and Automation, Inc. and GE Fanuc Automation North America, Inc. Proprietary control products have many inherent limitations, including fixed, vendor-defined functionality and difficulty in programming, integrating and networking with other proprietary products and systems. As manufacturers benefited from the increasing automation of individual machines, difficulties remained in integrating proprietary control segment products into different parts of the manufacturing process. With little communication ability among these products, multiple "islands of information" within a manufacturing operation resulted as products from one vendor could not easily share information with products from another vendor, forcing a manufacturer to depend upon a single vendor. For the manufacturer, this resulted in a high cost of ownership and the inability to take advantage of the inherent cost and performance benefits associated with standards-based products.

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

LEVERAGE THE SUCCESS OF QUICKPANEL. The Company's principal product line, QuickPanel and other similar products, has gained a leadership position in its market. It has been the Company's most successful product line, accounting for 70.7%, 62.4% and 50.3% of net sales in fiscal 1996, 1997 and

1998, respectively. The Company believes that this product line delivers price/performance leadership and has allowed the Company to gain visibility and enhance its reputation both with distributors and with end-users.

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

SEEK PRODUCT PORTFOLIO EXPANSION OPPORTUNITIES. The industrial automation industry continues to be highly competitive and fragmented. The Company believes that this fragmentation will allow it to continue to acquire companies, assets and product lines in this market, although the Company does not currently have any planned acquisitions. This strategy will allow the Company to continue to expand its product portfolio and leverage its
distribution channel in order to continue to build market share.   The
Company's acquisition strategy has been and will continue to be to seek companies, assets and products that are attractive to the Company's current end-user base, require technological understanding similar to the Company's current products, and can be easily marketed through its independent distributors or an already established direct channel.

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

OPERATOR INTERFACE PRODUCTS. The Company's operator interface products are described below:

     GRAPHICS-BASED PRODUCTS. These products are easy-to-use displays which allow human machine operators to monitor and program industrial equipment by receiving and inputting information through a display screen. The Company has sold over 30,000 units in this class since 1989, and sales from these graphics-based product lines represented 70.7%, 62.4% and 50.3% of the Company's net sales in fiscal 1996, 1997 and 1998, respectively.

     The Company's products in this category consist of monochrome and color graphical displays on either a flat panel or a cathode ray tube ("CRT") based screen. These products offer graphical touchscreen operator interfaces that are cost-effective replacements to a variety of discrete devices, from push buttons to message centers. The trend in this product class is towards smaller, flat panel-based displays as opposed to the more bulky CRT screens. The QuickPanel flat panel product line has eight separate models, while the CRT-based SmartScreen is sold in a variety of screen sizes and configurations. All of these units are designed for single operator stations and include connectivity technology to communicate with proprietary PLCs. The Company's graphics-based operator interface products can communicate with over 35 major PLCs and PLC networks including Allen-Bradley Remote I/O-TM-, Data Highway PLUS-TM-, Modicon Modbus Plus-TM-, and GE Genius I/O-TM-. Consequently, these products are capable of serving as bridges to open systems products and technology.

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

INDUSTRIAL COMPUTER WORKSTATIONS. With the acquisition of Computer Dynamics, Inc. on October 5, 1997, the Company significantly expanded its product offering into custom designed industrial computer products and monitors. Products offered under the Computer Dynamics brand primarily represent products custom engineered to meet a specific need of an original equipment manufacturer or end-user. The STD Bus product line provides the strong background in board-level products and high-density single board computers which make possible the newer product lines such as the PC-compatible Single Board Computers (SBC line) and flat panel computer systems (DisplayPacs, FP-Kits and VAMPs). These products are primarily sold through a direct sales force.

CONTROL PRODUCTS AND SOFTWARE TOOLS. The Company's control products and software tools are described below:

     CONTROL PRODUCTS

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

     GRAPHIC LOGIC CONTROLLER. This product is the first generation of graphics-based products to offer the same control and information display functionality currently available in the software tools. Specifically, this product combines the machine control functionality of a PLC and the operator interface functionality of a graphics-based touchscreen. The Company introduced this product in March 1998.

     OPERATOR INTERFACE SOFTWARE TOOLS

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

     PLC SOFTWARE TOOLS

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

SIGNAL CONDITIONING DEVICES. With the acquisition of SensorPulse on December 31, 1997, the Company entered the signal conditioning market. The Company has four types of signal processing modules which standardize a signal for use with an industrial computer or PLC device. The MSC Signal Conditioning Modules are built on an all-digital design, making them one of the smallest, most affordable and highest performing dedicated signal conditioners around. The USC Universal Module can be quickly field configured to accept virtually any analog signal type. The MSP Analog I/O Smart Module is engineered with an all-digital design to provide a stable, state-of-the-art and cost effective solution for allowing analog input and output for any PLC.
Finally, the Universal SP Analog I/O Module uses Windows-Registered Trademark--based software to easily and quickly field configurable to work with any input or output signal type.

PRODUCTS UNDER DEVELOPMENT.   The Company intends to continue to focus its
product development efforts on incorporating the high-end functionality of the Company's software tools into its existing text-based and graphics-based operator interface products. The Company's first product in this effort is the Graphic Logic Controller described above. The next product to be introduced as a result of this development effort is a QuickPanel product that will operate software using a MicroSoft CE operating system. This development would allow the graphics-based products to offer the same control and networking functionality that is currently available in the software tools. The Company believes the resulting products would provide enhanced price/performance leadership, allowing open architecture to be available at the lower end of the product spectrum and providing the end-user the benefit of enhanced flexibility, connectivity and functionality without having to convert its control systems to PC-based systems. In particular, the Company has invested substantial resources in developing future generations of the QuickPanel product line aimed at giving it the functionality of an open standards, interoperable network computer.

SERVICE AND SUPPORT. The Company maintains an inventory of spare parts and service stock. The shipment of spare parts and the performance of repair service on out-of-warranty products is a small, but a high margin part of the Company's business. For its software products, the Company offers annual customer support contracts that entitle the purchaser to free phone support and software upgrades during the length of the contract.

SALES, MARKETING AND SUPPORT

     The Company's products are sold in more than 25 countries, primarily through an international network of independent distributors having approximately 250 sales locations. The Company seeks to establish and maintain relationships with the leading industrial automation distributors in each of the geographic market areas in which it competes, and periodically evaluates its distributors' market positions. The Company's distributors typically provide customer training, application engineering and support.
The Company believes that its commitment to service and support has been and will continue to be a significant factor in its success. As of March 31, 1998, the Company's sales, marketing and technical support organization consisted of 103 employees and 10 independent sales representatives. This organization is managed by regional sales managers located in Atlanta, Georgia; Cincinnati, Ohio; San Francisco, California; Pittsburgh, Pennsylvania; Melrose Park, Illinois; South Easton, Massachusetts; Edmonton, Alberta; and Birmingham, England. This organization supports the Company's independent distributors and complements their selling efforts by targeting large end-users, system integrators, original equipment manufacturers and others.

In addition to its network of independent distributors, the Company maintains a 40.0%-owned joint venture investment in Pro-face, HMI B.V. ("ProFace"), a distributor located in the Netherlands. ProFace is the European distributor of both the Company's and Digital Electronics' products.

The Company's custom designed industrial computer products, manufactured by CDI, are primarily sold direct through a sales, marketing and support organization of 20 employees located in Greenville, South Carolina.

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

As of March 31, 1998, the Company had a product development staff of 87 full-time employees, including software, electronic and mechanical design engineers, product managers, application engineers and directly associated staff members involved in technical documentation and product support.
During fiscal 1996, 1997 and 1998, research and development expenses were 7.6%, 9.5% and 8.8 % of net sales, respectively. The Company anticipates that it will continue to commit substantial resources to product development efforts in the future. See Note 1 to the Consolidated Financial Statements included in this Form 10-K for a discussion of the Company's policy regarding capitalization of software development expenses.

SUPPLY RELATIONSHIP WITH DIGITAL ELECTRONICS

Digital Electronics is the Company's sole supplier of the flat panel screens that are the principal hardware component incorporated in its graphics-based operator interface products, the Company's best selling product class. During fiscal 1996, 1997 and 1998, sales from this product class accounted for 70.7%, 62.4% and 50.3%, respectively, of the Company's net sales. The Company has an OEM agreement with Digital Electronics under which Digital Electronics agreed to supply to the Company certain computer hardware products for market and sale on an exclusive basis in North and South America. The agreement expires on January 31, 2005. A disruption in the supply of products from Digital Electronics or a significant price increase could have a material adverse impact on the Company's business, financial condition and results of operations until an alternative source of supply could be established. See "Item 1--Risk Factors -- Dependence Upon Digital Electronics Corporation" and "Item 13--Other Related Party Transactions."

MANUFACTURING AND SUPPLY

The Company performs final assembly and testing for substantially all of its operator interface and control products and software tools at its Melrose Park, Illinois and Edmonton, Canada facilities, which are certified under ISO-9001, an international quality standard. The Company's industrial computer workstation products are primarily manufactured at its Greenville, South Carolina facility. The manufacturing process encompasses PC board manufacturing and the assembly of sheet metal parts, keyboards, displays and electronic circuit boards into finished goods and the duplication of software
products on disks or other electronic media.   The Company subcontracts the
fabrication of sheet metal and some of the assembly of circuit boards and fabrication of front panel bezels. The Company uses a number of firms for these subcontracted services and is not materially dependent upon any third party that performs these services.

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

EMPLOYEES

As of March 31, 1998, the Company had a total of 433 full-time employees, of which 87 were in product development, 123 were in sales and marketing, 169 were in manufacturing and operations and 54 were in general and administrative functions. The Company also hires temporary employees as needed. None of the employees are represented by a labor union or subject to a collective bargaining agreement. The Company believes that its employee relations are good.

YEAR 2000

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 Issue will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 Issue may have a material impact on the operations of the Company. The Company is currently evaluating the status of significant vendors with respect to Year 2000 compliance status. In the event that any of the Company's significant suppliers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

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

DEPENDENCE UPON DIGITAL ELECTRONICS CORPORATION. The Company is substantially dependent upon its relationship with Digital Electronics, which is the Company's sole supplier of the flat panel displays that are the principal hardware component incorporated in the graphics-based operator interface products that represent the Company's best selling product line. For fiscal 1996, 1997 and 1998, sales from this product line accounted for 70.7%, 62.4% and 50.3%, respectively, of the Company's net sales. The inability of the Company to obtain this hardware platform from Digital Electronics, significant delays or shortages in production or significant price increases by Digital Electronics would have a material adverse effect on the Company. The Company currently has no identified alternative supplier for the products supplied by Digital Electronics. At any time, Digital Electronics could become a direct competitor of the Company outside of North and South America and, upon expiration of the distribution agreement in January 2005, Digital Electronics could become a direct competitor of the Company in North America and South America. The Company is also dependent on the ability of Digital Electronics to continue to develop its hardware technology to meet rapidly changing customer requirements and competing technologies. The Company is currently engaged in certain product development efforts with Digital Electronics which are important to the Company's future strategic position. The historic business relationship between the Company and Digital Electronics has been based to a significant extent on personal relationships between members of the management of the two
companies and the previous dealings of the entities.   If those relationships
were to change, or if the management of the Company or Digital Electronics were to change, this could result in a material adverse effect on the relationship between the Company and Digital Electronics and, in turn, on the business, financial condition and results of operations of the Company. The Company believes that the relationship between Digital Electronics and the
Company has been and remains good.   However, there can be no assurance that
the relationship will continue on a satisfactory basis.   Digital Electronics
is not affiliated with Digital Equipment Corporation. Digital Electronics is also a shareholder of the Company and the Company's majority owned subsidiary, Taylor Industrial Software, Inc. ("Taylor"), and has certain
other relationships with the Company.   As of March 31, 1998, the Company
owned 0.17% of the outstanding common stock of Digital Electronics. See Item 13--"Taylor Transaction" and "Other Related Party Transactions."

DEPENDENCE ON DISTRIBUTORS. Prior to October 1997, the Company derived substantially all of its revenue from sales of its products through its network of distributors. Subsequent to October 1997, due to the addition of an inside salesforce at CDI, the Company derived 82% of its revenue from distributors. The Company expects that sales through its distributors will continue to account for a substantial portion of its revenue for the foreseeable future. None of the Company's distributors are under the control of the Company or sell the Company's products on an exclusive basis, and there can be no assurance that future sales by distributors will continue at present levels or increase. Each of the Company's distributors may cease marketing the Company's products with limited notice and with little or no penalty. There can be no assurance that the Company's independent distributors will continue to offer the Company's products, or that the Company will be able to recruit additional or replacement distributors. The loss of one or more of the Company's major distributors could have a material adverse effect on the Company's business, financial condition and results of operations. Many of the Company's distributors offer industrial automation
products that compete with products offered by the Company.   For example,
the Company believes that approximately 20% and 13% of the Company's net sales for fiscal 1997 and 1998, respectively, resulted from sales by distributors that also offer products manufactured by Allen-Bradley Co. ("Allen-Bradley"), a direct competitor of the Company. There can be no assurance that the Company's distributors will give priority to the marketing of the Company's products as compared to competitors' products. Any reduction or delay in sales of the Company's products by its distributors would have a material adverse effect on the business, financial condition and results of operations of the Company.

PRODUCT CONCENTRATION. Sales from the Company's QuickPanel product and similar products represented 70.7%, 62.4% and 50.3% of the Company's net sales in fiscal 1996, 1997 and 1998, respectively. The Company expects that sales of these products will continue to account for a substantial portion of the Company's net sales. Declines in demand for these products, whether as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1--Business-Products."

CURRENCY EXCHANGE RATE FLUCTUATIONS. The Company experiences foreign currency exchange gains and losses in the ordinary course of its business due to exchange rate fluctuations among a variety of currencies. Purchases of flat panel screens from Digital Electronics, which constituted 61.6% and 48.4% of the Company's cost of goods sold for fiscal 1997 and 1998, respectively, are transacted in Japanese Yen. As a result, fluctuations in the exchange rate between the U.S. Dollar and the Yen may have a material impact on the ability of the Company to maintain its gross margins. In addition, Taylor is located in Edmonton, Alberta and, although most of its sales are denominated in U.S. Dollars, most of its expenses are incurred in Canadian Dollars. The Company currently attempts to hedge a portion of its potential risk with respect to fluctuations in the Yen, and is investigating hedging Canadian Dollars. While such foreign currency hedging transactions may moderate the overall effect of currency fluctuations, the Company expects that such fluctuations will continue, and there can be no assurance that the Company will be successful in its hedging activities or that exchange rate fluctuations will not otherwise have a material adverse effect on the Company's financial condition or results of operations, or cause significant fluctuations in quarterly results of operations.

EFFECT OF RECENT ACQUISITIONS AND RISKS ASSOCIATED WITH FUTURE ACQUISITIONS. In calendar 1996, the Company acquired Cincinnati Dynacomp, Inc. ("Cincinnati") and a controlling interest in Taylor. In calendar 1997, the Company acquired substantially all of the assets of Computer Dynamics and SensorPulse. Subsequent to the Company's fiscal year ended March 31, 1998, the Company acquired the net assets of Deeco Systems, Inc. (collectively, the "Acquired Businesses"). The Company has no significant history of operations on a combined basis with any of the Acquired Businesses. There can be no assurance that the Company will be successful in integrating the operations and personnel of the Acquired Businesses into its business, incorporating acquired technologies into its product lines, establishing and maintaining uniform standards, controls, procedures and policies, avoiding the impairment of relationships with employees and customers as a result of changes in management or overcoming other problems that may be encountered in connection with the integration of the Acquired Businesses. In connection with the acquisition of the Acquired Businesses, the Company recorded goodwill, which will be amortized over future periods, and recognized certain one-time acquisition-related charges. A part of the Company's business strategy is to continue its growth through strategic acquisitions. Identifying and pursuing future acquisition opportunities and integrating acquired products and businesses will require a significant amount of management time and skill. There can be no assurance that the Company will be able to identify suitable acquisition candidates, consummate any acquisition on acceptable terms or successfully integrate any acquired business into the Company's operations. If the Company were to proceed with one or more significant future acquisitions in which the consideration consists of cash, a substantial portion of the Company's available funds could be necessary in order to
consummate the acquisitions.   If the Company were to consummate one or more
significant acquisitions in which the consideration consists of stock, shareholders of the Company could suffer a significant dilution of their
interests in the Company.   Many business acquisitions must be accounted for
as a purchase. Most of the businesses that might become attractive acquisition candidates for the Company are likely to have significant goodwill and intangible assets, and acquisition of these businesses, if accounted for as a purchase, would typically result in substantial goodwill amortization charges to the Company. In addition, such acquisitions could involve acquisition-related charges.

EFFECT OF OBLIGATION TO MAKE CONTINGENT PAYMENTS.   In accordance with the
Taylor transaction, the Company made a payment of contingent consideration of approximately $1.1 million to the former shareholders of Taylor in September 1997. Continuing in fiscal 1999, the Company may become obligated under the terms of the Taylor Transaction, the Computer Dynamics transaction, the SensorPulse transaction and the Deeco transaction to make payments of contingent consideration which could be substantial in amount. The Taylor Transaction requires contingent payments based on Taylor's revenue for the twelve month period ending September 30, 1998, of up to $4.0 million. The Computer Dynamics transaction requires contingent payments for five years ranging from $0 to $3 million each year to the extent that the year over year growth in earnings of CDI exceeds 110% to 125% of the base earnings for each period. Of such contingent payments with respect to the Computer Dynamics transaction, half are payable in shares of the Company's Common Stock valued at its fair market value at such time (up to 347,961 shares), with the
remainder payable in cash.   The Company intends to seek shareholder approval
to amend this agreement to remove the limitation of the number of shares that can be paid under the CDI Transaction. The SensorPulse transaction provides for a four year annual earn-out payment to SensorPulse based on the year over year growth in SensorPulse's earnings before taxes multiplied by: three in calendar 1998; two and three quarters in calendar 1999; two in calendar year 2000; and one and one-half in calendar year 2001,with maximum aggregate payments of $23.25 million. Such earn-out shall be payable 50% in cash and 50% in common stock of the Company at its then fair market value. The Deeco transaction provides for an earn-out of up to $2 million if Deeco attains certain financial targets for the twelve month period ending January 31, 1999. These contingent payments may require the Company to borrow against its existing credit facility or to seek additional equity or debt financing, which could materially adversely affect the Company's business and financial position. There can be no assurance that such capital will be available to the Company on favorable terms, if at all.

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

PARTIALLY OWNED SUBSIDIARY. The Company owns 61.5% of the Class A Shares of Taylor (the "Taylor Class A Shares"), and Digital Electronics owns the remaining 38.5% of such shares. Digital Electronics, as the minority shareholder of Taylor, will be entitled to a portion of the economic benefits of the business operated by Taylor and will have influence over the business and operations of Taylor, including certain fundamental corporate transactions requiring supermajority shareholder approval. Both the Company and Digital Electronics pay a royalty to Taylor based on their sales of Taylor software products. Although the Company owns a majority interest of the outstanding Taylor Class A Shares, and although Taylor's financial results are consolidated with those of the Company, the Company will not receive the full economic benefit from
Taylor's sales and operations.   Moreover, the Company may not be able to
unilaterally control decisions regarding the conduct of Taylor's business and affairs. A unanimous vote of shareholders is required for the following: change in business purpose of Taylor; dissolution or liquidation of Taylor; the amalgamation, merger, consolidation or other similar capital integration of Taylor with a third party; the acquisition of an interest in any other company by Taylor which competes with the business of either the Company or Digital Electronics; or the making of any loan over $500,000 or offering guarantees, securities, or mortgages in favor of any person other than Taylor itself by Taylor.

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

ITEM 2.  PROPERTIES

The Company's headquarters and principal manufacturing for operator interface products facilities are located in Melrose Park, Illinois, in a 39,000 square foot leased facility, of which approximately 24,000 square feet is used for manufacturing and storage. The facility is owned by a partnership which is controlled by officers and major shareholders of the Company. See "Item 13--Other Related Party Transactions." This facility is leased through April 2002. Also, the Company leases a 22,000 square foot facility in Edmonton, Alberta. The Company also leases sales offices. As part of the acquisition of Cincinnati, the Company became the primary obligor of a 29,670 square foot facility in Cincinnati, Ohio. The Company is currently seeking a sublessor of this facility through the remainder of the original lease term, which expires in August 2000. The Company believes that its facilities are adequate for its current needs.

The Company also leases a 97,000 square foot manufacturing facility for its industrial computer workstation products located in Greenville, South Carolina, of which 75,000 square feet is used for manufacturing and storage. The facility is owned by a limited liability corporation controlled by an officer/shareholder of the Company. See "Item 13---Other Related Party Transactions". This facility is leased through September 30, 2002. The Company is currently subletting 32,000 square feet of this facility through February 28, 2001. The Company has the right request the sublessee vacate the space within 60 days.

The Company also leases a 9,100 square foot facility for its signal conditioning operation in South Easton, Massachusetts, of which 5,000 square feet is used for manufacturing and storage. The facility is leased through December 31, 1998, and the Company has the right for two one year renewals at the current rate plus an increase equal to the adjustment in the consumer price index.

In conjunction with the Deeco transaction, the Company is subleasing a 33,750 square foot facility in Hayward, California, of which approximately 17,000 square feet is used for manufacturing and storage. The facility is sublet through January 31, 1999.

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

     With respect to the scheduled Annual Meeting of Shareholders of the Company to be held on August 27, 1998, the Company intends to submit the following items to a vote of the shareholders:

     1. Considering and acting upon a proposal to amend Article Fifth of the Company's Amended and Restated Articles of Incorporation to provide that the number of directors of the Company shall not be less than three nor more than eleven directors;

     2. Electing two persons to the Board of Directors of the Company to serve until the annual meeting of the Company in 2001 and until their respective successors have been elected and qualified and, if the charter amendment described in subparagraph 1 is adopted, electing one additional person to the Board of Directors of the Company to serve until the annual meeting of the Company in 1999 and until his respective successor has been elected and qualified;

     3. Considering and acting upon a proposal to amend the Company's 1996 Employee Stock Option Plan in order to increase the number of reserved shares of Common Stock for option grants under such Plan from 550,000 to 1,100,000;

     4. Considering and acting upon a proposal to approve, pursuant to Nasdaq Rule 4460(I), an amendment to the asset purchase agreement in which the Company acquired substantially all of the assets of KP One, Inc. (f/k/a Computer Dynamics), a South Carolina corporation, to allow the Company to issue in excess of 347,961 shares of Common Stock as contingent consideration thereunder; and

     5. Ratifying the appointment of Arthur Andersen LLP as auditors of the Company for fiscal 1999.


                                      PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

Total Control's Common Stock is traded on the Nasdaq National Market under the symbol "TCPS." Trading in Total Control's stock commenced on March 11, 1997, the effective date of its initial public offering. The initial public offering price of Total Control's Common Stock was $8.00 per share.

The following table sets forth the reported high and low sale prices for Total Control's Common Stock for each fiscal quarter during the fiscal year ended March 31, 1998. Quotations are as reported by Nasdaq for National Market System issues.


PERIOD                                        HIGH                LOW
------                                       ------              ------
April 1, 1998 ---- June 30, 1998             $ 8.75              $ 7.00
July 1, 1998 ---- September 30, 1998         $15.00              $ 8.25
October 1, 1998 ---- December 31, 1998       $15.50              $11.63
January 1, 1998 ---- March 31, 1998          $12.25              $ 9.00

As of June 1, 1998, there were approximately 1,600 holders of record of Total Control's Common Stock (including individual participants in security position listings) and the closing bid price of the Common Stock was $8.375 per share.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated statement of operations data for each of the three years in the period ended March 31, 1998 and balance sheet data at March 31, 1997 and 1998 have been derived from the consolidated financial statements of the Company included elsewhere in this Form 10-K and have been audited by Arthur Andersen LLP, independent public accountants, as indicated by their report thereon contained elsewhere herein. The selected consolidated statement of operations data for the two years in the period ended March 31, 1995 and balance sheet data as of March 31, 1994, 1995 and 1996 has been derived from consolidated financial statements of the Company not included in this Form 10-K that have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                                    YEAR ENDED MARCH 31,
                                                             ----------------------------------------------------------------------
                                                               1994             1995           1996           1997           1998
                                                             ---------        --------       --------       --------        -------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
 STATEMENT OF OPERATIONS DATA:

 Net sales . . . . . . . . . . . . . . . . . . . . . .       $  11,723        $ 17,063        $25,743        $40,821        $60,642

 Cost of goods sold    . . . . . . . . . . . . . . . .           6,304           9,689         15,370         20,664         27,846
                                                             ---------        --------       --------       --------        -------
 Gross profit  . . . . . . . . . . . . . . . . . . . .           5,419           7,374         10,373         20,157         32,796

 Operating expenses:
      Sales and Marketing, Research and
            Development and General and
                    Administrative . . . . . . . . . .           5,259           6,241          8,542         17,081         24,245

      Change in estimated useful life of software
           development costs . . . . . . . . . . . . .             466              --            --            --               --

      Charge for purchased research and
        development. . . . . . . . . . . . . . . . . .             --               --            --          4,893            200

      Charge for restructuring . . . . . . . . . . . .             --               --            --             --          1,337
                                                             ---------        --------       --------       --------        -------
 Income (loss) from operations . . . . . . . . . . . .           (306)           1,133         1,831         (1,817)         7,014

 Interest (expense) and other income, net  . . . . . .            (96)            (164)         (169)          (560)          (387)
                                                             ---------        --------       --------       --------        -------
 Income (loss) before income taxes and
    minority interest  . . . . . . . . . . . . . . . .           (402)             969         1,662         (2,377)         6,627

 Provision from (benefit from) income taxes  . . . . .           (155)             247           665          1,040          2,940
                                                             ---------        --------       --------       --------        -------
 Income (loss) before minority interest  . . . . . . .           (247)             722           997         (3,417)         3,687

 Minority interest in loss of subsidiary . . . . . . .             --               --            --          1,853            380
                                                             ---------        --------       --------       --------        -------
 Net income (loss) . . . . . . . . . . . . . . . . . .           (247)             722           997         (1,564)         4,067

 Accretion to redemption value of
   common stock  . . . . . . . . . . . . . . . . . . .            (76)            (208)       (1,606)        (9,061)            --
                                                             ---------        --------       --------       --------        -------
 Net income (loss) available to common
    shareholders . . . . . . . . . . . . . . . . . . .         $ (323)       $     514       $  (609)      $(10,625)       $ 4,067
                                                             ---------        --------       --------       --------        -------
                                                             ---------        --------       --------       --------        -------

 Basic net income (loss) per share available to
   shareholders(1) . . . . . . . . . . . . . . . . . .         $(0.10)       $    0.11       $ (0.13)     $   (2.15)   $      0.55
                                                             ---------        --------       --------       --------        -------
                                                             ---------        --------       --------       --------        -------

 Diluted net income (loss) per share available to
   shareholders(1) . . . . . . . . . . . . . . . . . .         $(0.10)       $    0.11     $   (0.13)    $    (2.15)    $     0.49
                                                             ---------        --------       --------       --------        -------
                                                             ---------        --------       --------       --------        -------

 Basic shares outstanding(1) . . . . . . . . . . . . .          3,332            4,545         4,648          4,947          7,390
                                                             ---------        --------       --------       --------        -------
                                                             ---------        --------       --------       --------        -------

 Diluted shares outstanding(1) . . . . . . . . . . . .          3,332            4,562         4,648          4,947          8,337
                                                             ---------        --------       --------       --------        -------
                                                             ---------        --------       --------       --------        -------

                                                                                    YEAR ENDED MARCH 31,
                                                                  ----------------------------------------------------------------
                                                                   1994            1995         1996         1997           1998
                                                                  ------          ------       -------      -------        -------
                                                                                        (IN THOUSANDS)
 BALANCE SHEET DATA:

 Total assets  . . . . . . . . . . . . . . . . . . . . .          $5,462          $7,584       $15,983      $31,462        $60,799

 Long-term debt, net of current
   maturities  . . . . . . . . . . . . . . . . . . . . .             510             500         6,201        2,263         12,989

 Redeemable common stock . . . . . . . . . . . . . . . .           1,000           1,455         3,561           --             --

 Shareholder's equity. . . . . . . . . . . . . . . . . .           1,940           2,454         1,843       19,907         34,425



__________________

(1) Computed on the basis described in Note 1 of Notes to Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company designs, develops and markets products and technology for the
control segment of the industrial automation market.   The Company's broad range
of products are used to define, monitor and maintain the operation, sequencing and safety of industrial equipment and machinery on the factory floor. These products include closed architecture control and PLC operator interface devices, industrial computers and flat panel monitors and open architecture control software and systems, and are sold primarily through an international network of independent distributors with approximately 250 sales locations.

The Company's net sales include revenues from sales of products, software license fees, software maintenance and services. The Company's principal operator interface product line, QuickPanel, accounted for 70.7%, 62.4% and 50.3% of net sales in fiscal 1996, 1997 and 1998, respectively.

A key element of the Company's strategy has been to expand the breadth of its factory floor automation products offered through its distributor network in order to provide innovative solutions for automation to end users. In September 1996, the Company acquired a controlling interest in Taylor, an Edmonton, Alberta-based developer of PC-control software, client/server program management software, graphical operator interface software and PLC configuration and support software. In October 1997, the Company acquired substantially all of the net assets of CDI, a South Carolina-based manufacturer of industrial computers. Also, on December 31, 1997, the Company acquired substantially all of the net assets of SensorPulse, a Massachusetts-based designer and developer of industrial signal conditioning products and networked input/output (I/O) devices. Subsequent to the Company's fiscal year ended March 31, 1998, the Company acquired the net assets of Deeco Systems, Inc., a designer and manufacturer of flat panel factory automation products. These acquisitions expanded the Company's product line, allowing it to capitalize on the growing trends towards interoperable technology products, and gave the Company a platform from which to develop new products incorporating these new technologies into the Company's traditional products.

In connection with these acquisitions, the Company may become obligated to make payments of contingent consideration which could be substantial in amount. See "--Liquidity and Capital Resources." All of these acquisitions were accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. In connection with the SensorPulse and Taylor Transactions, approximately $200,000 ($120,000 net of related income tax benefit) and $4.9 million were charged as an expense at the acquisition date related to the purchase of incomplete research and development projects and other acquisition costs. In connection with the Company's acquisitions, the Company recorded approximately $25.8 million of goodwill (which will be increased in the event any future contingent consideration is paid), which is being amortized on a straight-line basis over 7 to 17 years.

Following the Taylor Transaction, the Company engaged a broker to commence the sale of Taylor's labor scheduling software product line. The revenues, expenses and resulting net loss associated with this product line since the date of acquisition have not been reflected in the Company's statement of operations.
On September 26, 1997, Taylor completed the sale of this product line to an entity principally owned by Neil R. Taylor ("Mr. Taylor"). Mr. Taylor, the former principal shareholder of Taylor, is a member of the Company's board of directors. The sale price was approximately $4 million.

In connection with the transaction, the Company loaned Mr. Taylor $2 million pursuant to a promissory note dated September 25, 1997. The note bears interest at 8% per annum, due annually, and is payable in five equal installments beginning on September 25, 1999 and ending on September 25, 2003. The note is secured by 250,000 shares of Class C exchangeable common stock of Taylor currently held by Mr. Taylor. As a result of this transaction, the purchase price associated with the Taylor acquisition was re-allocated. The carrying value of the goodwill previously recorded by the Company related to the Taylor acquisition increased by approximately $2.5 million, which related to the after tax difference between the estimated sales price of the product line, previously recorded as an asset held for sale, and the actual sales price. This additional goodwill is being amortized over the remaining useful life of the goodwill (six years from the date of the transaction).

All of the Company's purchases of QuickPanel operator interface hardware devices are from Digital Electronics and are transacted in Japanese Yen, while substantially all of the Company's sales are in U.S. Dollars. These purchases from Digital Electronics accounted for 61.6% and 49.8%, respectively, of the Company's total cost of goods sold for fiscal 1997 and 1998. The Company's financial performance, including its gross margin, may be substantially impacted by changes in the Yen/Dollar exchange rate. The Company attempts to hedge a portion of this exchange rate risk, but there can be no assurance that the Company will be successful in its hedging activities or that certain exchange rate fluctuations will not otherwise have a material adverse effect on the Company's financial condition or results of operations, or cause significant fluctuations in results of operations.

To the extent statements in this Item 7 may be considered forward looking, readers are cautioned to read the "Safe Harbor Statement" and "Risk Factors" contained in Item 1 hereof.

FISCAL YEARS ENDED MARCH 31, 1998 AND MARCH 31, 1997

NET SALES.   Net sales increased 48.6% to $60.6 million for fiscal 1998 compared to $40.8 million for fiscal 1997. This increase resulted primarily from the sales of products acquired as a result of the CDI Transaction of approximately $10.8 million for the six months ended March 31, 1998 and the growth in sales of the Company's graphics-based operator interface products of approximately $5.8 million. Additionally, the increase reflects the results of Taylor for the entire period in 1998 versus six months in the period ended March 31, 1997 of approximately $2.9 million.

GROSS PROFIT. Cost of goods sold consists primarily of expenses for components and subassemblies, subcontracted labor, direct labor, manufacturing overhead, and provisions for excess and obsolete inventory. Gross profit increased 62.7% to $32.8 million for fiscal 1998 from $20.2 million for fiscal 1997. Gross margin increased to 54.1% for fiscal 1998 from 49.4% in fiscal 1997. Of this increase, 1.7 percentage points related to a reduction in the material cost primarily in the QuickPanel product line due to favorable Yen fluctuations, 2.5 percentage points was related to lower manufacturing overhead costs as a result of integrating the Cincinnati Dynacomp operation acquired in January 1996 into the Total Control operation during the latter part of fiscal 1997. An additional improvement of .7 percentage points related to an increase in higher margin Taylor sales as a percentage of total sales for the year, offset by a 0.5 percentage point reduction related to the inclusion of lower margin CDI and SensorPulse sales in fiscal 1998.

SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel costs, sales commissions paid to the Company's independent sales representatives, advertising, product literature, trade shows, distributor promotions and depreciation on equipment used for sales related activities. Sales and marketing expenses increased 43.1% to $13.0 million for fiscal 1998 from $9.1 million for fiscal 1997. Approximately $1.5 million of the increase resulted from costs associated with the operations of Taylor for an entire period versus six months in 1997 and $725,000 of the increase resulted from the operations CDI. Approximately $1.0 million of the increase resulted from increased direct sales headcount. Finally, commissions due to external sales representative increased as a result of higher sales volume by approximately $460,000.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs, engineering supplies, development equipment, depreciation and overhead costs. Research and development expenses increased 37.2% to $5.3 million for fiscal 1998 from $3.9 million in fiscal 1997. Approximately $1.0 million of the increase related to the inclusion of the costs related to Taylor for the entire period in fiscal 1998 versus six months in fiscal 1997 and $550,000 of costs related to the operations of CDI for the period from acquisition to March 31, 1998. The increase also resulted from an increase in outside development costs of approximately $100,000 and increases in prototype supplies and product liability insurance totaling approximately $100,000. These increases were offset by a reduction in payroll and related costs of approximately $350,000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel costs related to finance, information systems, and general management functions, as well as professional fees related to legal, audit and tax services. General and administrative expenses increased 25.4% to $4.7 million for fiscal 1998 from $3.7 million for fiscal 1997. Approximately $400,000 of the increase related to the inclusion of Taylor for the entire period in fiscal 1998 versus six months in fiscal 1997 and approximately $650,000 related to the inclusion of the CDI operation.

AMORTIZATION OF GOODWILL. Amortization of goodwill relates to the Cincinnati, Taylor, CDI and SensorPulse acquisitions, which are being amortized over seven to seventeen years from the date of acquisition. Amortization expense increased to $1.2 million for fiscal 1998 from $320,000 for fiscal 1997 due to a full period of amortization for Taylor and an increase in total Taylor goodwill related to the $1.1 million earnout payment to the former Taylor shareholders in fiscal 1998 and the approximately $2.5 million increase related to the sale of the Company's labor scheduling product line in September 1997. The remaining increase related to the inclusion of CDI and SensorPulse from the date of their respective acquisitions.

CHARGE FOR PURCHASED RESEARCH AND DEVELOPMENT. Purchased research and development and other acquisition expenses relating to the acquisition of Taylor totaled approximately $4.9 million and were charged to expense at the acquisition date in September 1996. Of this expense, $4.7 million represents the estimated fair value of Taylor's incomplete research and development projects as determined by independent appraisal. In fiscal 1998, an additional charge was recorded relating to the acquisition of SensorPulse of $200,000 related to the estimated value of incomplete research and development at acquisition as determined by independent appraisal.

CHARGE FOR RESTRUCTURING. During the fourth quarter of fiscal 1998, the Company's board of directors approved a restructuring plan consisting of a reorganization of the Company's management and sales channel primarily driven by the recent expansion of the Company's product offerings, which resulted in a $1.3 million pre-tax charge to earnings. This restructuring charge included termination provisions for certain employees of approximately $944,000, termination costs related to certain manufacturer's representatives of $155,000 and a further reduction in the utilization of the Company's Cincinnati facility resulting in a charge for exit costs of $238,000.

INTEREST EXPENSE AND OTHER, NET. Interest expense and other, net decreased to $387,000 for fiscal 1998 from $561,000 in fiscal 1997. The decrease primarily related to a decrease in average debt outstanding as a substantial portion of the Company's debt that was outstanding during fiscal 1997 was repaid with a portion of the proceeds from the Company's initial public offering.

PROVISION FOR INCOME TAXES. Provision for income taxes increased to $2,940,000 for fiscal 1998 from $1,040,000 in fiscal 1997. The effective tax rate for fiscal 1998 was 44.4% as compared to the effective tax rate of approximately 44.8% in fiscal 1997, after giving effect to the impact on taxable income of the charge for purchased research and development of approximately $4.7 million. This decrease was primarily due to a decrease in the percentage of the non-deductible portion of goodwill amortization as a percentage of total income for fiscal 1998 as compared to fiscal 1997.

MINORITY INTEREST IN LOSS OF SUBSIDIARY.   A minority interest representing
Digital Electronic's 38.5% (39.0% prior to September 30, 1997) share of the net income or loss of Taylor is recorded on the Company's statements of operations. The Company's ownership of Taylor Class A Shares may increase by up to an additional 2.0% based on the amount of contingent consideration paid by the Company in connection with the acquisition. To the extent the equity interest of the Company in Taylor increases, the percentage applied to calculate minority interest will be reduced by a corresponding amount. The minority interest benefit of $380,000 recorded for fiscal 1998 represents the minority interest share of the loss recorded by Taylor from its operations in fiscal 1998. In fiscal 1997, a minority interest benefit of approximately $1.9 million was recorded. The minority interest loss for fiscal 1997 primarily resulted from the charge for purchased research and development of $4.7 million recorded at Taylor's acquisition date in September 1996.

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

AMORTIZATION OF GOODWILL. Amortization of goodwill relates to the Cincinnati and Taylor acquisitions, which are being amortized over seven to fifteen years from the date of acquisition. Amortization expense increased to $320,000 for fiscal 1997 from $23,000 for fiscal 1996 due to a full period of amortization for Cincinnati. The remaining increase related to the inclusion of six months of goodwill amortization related to the Taylor Transaction.


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

     At March 31, 1998, the Company had bank lines of credit aggregating $19.0 million. Prior to the acquisition of CDI on October 5, 1997, the Company had bank lines of credit aggregating $10.0 million. The amount that the Company is entitled to borrow under such lines of credit is based on 80.0% to 85.0% of eligible trade accounts receivable and 50.0% of eligible inventory, up to $8.0 million, of its respective operations. Based on this formula, the Company would have had approximately $850,000, $7.2 million and $8.4 million of available borrowings under its line of credit at March 31, 1996, 1997 and 1998, respectively. All funds advanced pursuant to the lines of credit are secured by substantially all of the assets of the Company, and such lines of credit expire in July 1999. The interest rate on borrowings under the lines of credit varies based on certain financial ratios from LIBOR plus 1.5% to LIBOR plus 2%, or in the case of a $1.0 million the line of credit related to Taylor, the bank's prime lending rate (See Note 5 to Consolidated Financial Statements).

     In connection with the acquisition of CDI, the Company also entered into a $4.0 million term note with its bank. Interest is calculated at the bank's prime rate and is payable monthly. Principal of $250,000 is paid quarterly beginning March 31, 1998, and commencing September 30, 1998, all cash flow in excess of the debt service coverage, as defined, shall be applied to pay down the outstanding principal balance on the note. The note is secured by substantially all of the Company's assets (See Note 5 to Consolidated Financial Statements).

     The Company is substantially dependent upon its relationship with Digital Electronics, the sole supplier of the flat panel displays that are the principal hardware component incorporated in the graphics-based operator interface products that represent the Company's best selling product line. For fiscal year 1997 and 1998, sales from this product line accounted for 62.4% and 50.3%, respectively, of the Company's net sales. The inability of the Company to obtain this hardware platform from Digital Electronics would have a material adverse effect upon the operating results and liquidity of the Company.

     Cash (used in) provided by operating activities was $(411,000) in fiscal 1996, $(2.1) million for fiscal 1997 and $6.5 million for fiscal 1998. In fiscal 1996 and 1997 the Company experienced increases in receivables and inventory as a result of increases in the Company's sales volume, and a decrease in accounts payable and accrued expenses which were repaid with a portion of the proceeds from the Company's initial public offering in fiscal 1997. In fiscal 1998, the Company's cash flow from operations related primarily to increased income for the period and non-cash charges related to fixed asset depreciation and the amortization of acquisition-related goodwill. Additionally, the Company experienced a sales volume related increase in accounts receivable, offset by an increase in accounts payable and accrued expenses.

     Net cash used in investing activities totaled $1.9 million, $6.4 million and $14.7 million for fiscal 1996, 1997 and 1998, respectively. In 1996 and 1997, the activities consisted primarily of the purchase of Cincinnati and Taylor, respectively, for cash and stock. Additional activities consisted primarily of purchases of property and equipment. In 1998, cash was generated from the sale of the Company's production scheduling software product line, TESS (discussed below), offset by the acquisitions of CDI and SensorPulse for cash and common stock, purchases of property and equipment and other assets and cash paid for an investment in marketable securities.

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

     On September 26, 1997, Taylor completed the sale of its TESS software product to an entity principally owned by Mr. Neil Taylor. Mr. Taylor, the former principal shareholder of Taylor, is a member of the Company's board of directors. The sale price was approximately $4 million.

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

     Additionally, subject to certain adjustments, for five years after the closing, the Company shall pay CDI an annual payment ranging from $0 to $3.0 million for each year in which the year over year earnings of the acquired company exceed 110% to 125% of the base earnings for each twelve month period. Each such payment shall be made 50% in cash and 50% in Common Stock; provided however, that not more than 347,961 shares of Common Stock may be issued in connection with the payment of such consideration, and once such number of shares have been issued, all remaining payments shall be made in cash. The Company intends to seek shareholder approval to amend this agreement to remove the limitation of the number of shares that can be paid under the CDI Transaction. Each share of Common Stock shall be valued at the then fair market value of the Common Stock at the end of each Earn Out Period.

     On December 31, 1997, the Company acquired substantially all of the assets of SensorPulse for 41,667 shares of common stock of the Company and $1.25 million in cash. Additionally, the purchase agreement provides for a four year annual earn-out payment to SensorPulse based upon the year over year growth in SensorPulse's earnings multiplied by: three in calendar year 1998; two and three quarters in calendar year 1999; two in calendar year 2000; and one and one-half in calendar year 2001, with a maximum aggregate payment of $23.25 million. Such earn-out shall be payable 50% in cash and 50% in common stock of the Company at its then fair market value.

     Subsequent to March 31, 1998, the Company acquired substantially all of the net assets of Deeco, a designer and manufacturer of flat panel factory automation products, for $5.5 million in cash and an earn out of up to $2 million if Deeco meets certain financial targets for the twelve month period ending January 31, 1999. The Company utilized available borrowings under its existing line of credit arrangement (See Notes 5 and 12 to Consolidated Financial Statements) to finance the acquisition.

     Net cash provided by financing activities totaled $2.3 million, $8.7 million and $9.9 million for fiscal 1996, 1997 and 1998, respectively. In fiscal 1996, the Company increased borrowings to finance the Cincinnati acquisition. In fiscal 1997, the Company received $11.6 million in net proceeds from its initial public offering and an additional $4 million related to the sale of a minority interest in Taylor. These funds were used to repay substantially all of the outstanding debt obligations of the Company. In fiscal 1998, the Company increased borrowings to finance the acquisitions of CDI and SensorPulse.

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the FASB issued Statement No. 128, "Earnings Per Share." This statement is effective for fiscal years and interim periods ending after December 15, 1997. This statement establishes standards for computing and presenting earnings per share (EPS) and simplifies the standards for computing EPS previously found in APB Opinion No. 15. The Company adopted this statement effective April 1, 1997.

     In February 1997, the FASB issued Statement No. 129, "Disclosure of Information about Capital Structure." This statement expands the capital structure disclosure requirements and requires that companies disclose pertinent rights and privileges of all securities other than common stock. The Company adopted this statement for the year ended March 31, 1998 with no material impact on the consolidated financial statement disclosures.

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income." This statement defines comprehensive income as net income plus non-owner changes in equity. This statement requires that items of comprehensive income previously included in equity be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for the quarter ended June 30, 1998 with restatement of prior years required. The Company expects that this statement will not have a material impact on the consolidated financial statements.

     In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement introduces an approach to defining the Company's segments for financial reporting purposes on a basis consistent with how the Company's management evaluates the operations of the business. This statement is effective for the Company's fiscal year ended March 31, 1999 with restatement of prior years required. The Company is currently evaluating the impact that this standard will have upon its financial statement disclosures.

     In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures About Pensions and Other Post-Retirement Benefits." This statement revises and standardizes the required financial statement disclosures with respect to pension plans and other post-retirement benefit plans. This statement is effective for the Company's fiscal year ended March 31, 1999. The Company expects that this statement will not have a material impact on the consolidated financial statements.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Public Accountants
Consolidated Balance Sheets as of March 31, 1997 and 1998
Consolidated Statements of Operations for the Years Ended March 31, 1996, 1997
  and 1998
Consolidated Statements of Shareholders' Equity for the Years Ended March 31,
  1996, 1997 and 1998
Consolidated Statements of Cash Flows for the Years Ended March 31, 1996, 1997
  and 1998
Notes to Consolidated Financial Statements

To the Shareholders of
Total Control Products, Inc.:

We have audited the accompanying consolidated balance sheets of Total Control Products, Inc. (an Illinois Corporation) and Subsidiaries as of March 31, 1997 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Total Control Products, Inc. and Subsidiaries as of March 31, 1997 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.




/s/ Arthur Andersen LLP
-----------------------
ARTHUR ANDERSEN LLP

Chicago, Illinois
May 8, 1998

                    TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                               MARCH 31, 1997 AND 1998




                   A  S  S  E  T  S                                  1997                1998
                   ----------------                                  ----                ----
CURRENT ASSETS:
  Cash and cash equivalents                                      $   221,967         $  1,882,735
  Trade receivables, net of allowances of $118,000 and
     $365,000 at March 31, 1997 and 1998, respectively             7,804,823           11,172,301
  Inventory                                                        7,984,041           13,520,537
  Prepaid and deferred expenses-
       Taxes                                                       1,273,696              575,864
       Other                                                         281,280              523,264
                                                             ---------------      ---------------
          Total current assets                                    17,565,807           27,674,701
                                                             ---------------      ---------------
PROPERTY AND EQUIPMENT, net                                        2,393,137            3,885,919

OTHER ASSETS:
  Asset held for sale                                              5,037,139                    -
  Goodwill, net                                                    5,118,212           24,134,357
  Receivables from office                                            191,547            2,285,519
  Other long-term assets                                           1,156,525            2,818,843
                                                             ---------------      ---------------
          Total other assets                                      11,503,423           29,238,719
                                                             ---------------      ---------------
                                                                 $31,462,367          $60,799,339
                                                             ---------------      ---------------
                                                             ---------------      ---------------

The accompanying notes are an integral part of these consolidated financial statements

                TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                         MARCH 31, 1997 AND 1998
                              (Continued)


         LIABILITIES AND SHAREHOLDERS' EQUITY                         1997                 1998
         ------------------------------------                         ----                 ----
CURRENT LIABILITIES:
  Current maturities of long-term debt                          $     129,272          $      48,589
  Notes payable-
     Related parties                                                  228,716                      -
     Other                                                            183,577                      -
  Accounts payable                                                  1,962,762              3,661,530
  Accrued expenses-
     Income taxes                                                      79,483              2,513,956
     Commissions                                                      716,302                693,295
     Payroll                                                          735,271              1,097,314
     Other                                                          1,797,938              2,463,295
  Deferred revenue                                                  1,110,402                997,433
                                                              ---------------        ---------------
          Total current liabilities                                 6,943,723             11,475,412
                                                              ---------------        ---------------


LONG-TERM LIABILITIES:
  Notes payable to bank                                             2,215,229             12,988,616
  Long-term debt, net of current maturities-                           47,711                      -
  Other                                                               827,838                769,119
                                                              ---------------        ---------------
          Total long-term liabilities                               3,090,778             13,757,735
                                                              ---------------        ---------------

COMMITMENTS AND CONTINGENCIES (Note 6)

MINORITY INTEREST IN SUBSIDIARY                                     1,521,289              1,141,333


SHAREHOLDERS' EQUITY:
  Common stock, no par value; 22,500,000 shares
   authorized; 6,916,465 and 7,932,185 shares issued and
   outstanding at March 31, 1997 and 1998, respectively            24,613,624             35,053,113

  Class C Exchangeable common stock of subsidiary, no
   par value; unlimited shares authorized; 737,112 shares
   issued and outstanding at March 31, 1997 and 1998                4,641,110              4,641,110

  Accumulated deficit                                              (9,295,658)            (5,228,678)
  Other                                                               (52,499)               (40,686)
                                                              ---------------        ---------------
          Total shareholders' equity                               19,906,577             34,424,859
                                                              ---------------        ---------------
                                                                  $31,462,367            $60,799,339
                                                              ---------------        ---------------
                                                              ---------------        ---------------

The accompanying notes are an integral part of these consolidated financial statements

                TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED MARCH 31, 1996, 1997 AND 1998



                                                                 1996                 1997                   1998
                                                                 ----                 ----                   ----
NET SALES                                                    $25,742,519           $40,820,717            $60,642,026

COST OF GOODS SOLD                                            15,369,820            20,663,482             27,846,159
                                                           -------------         -------------          -------------
          Gross profit                                        10,372,699            20,157,235             32,795,867
                                                           -------------         -------------          -------------

OPERATING EXPENSES:
  Sales and marketing                                          4,988,962             9,118,421             13,047,932
  Research and development                                     1,951,515             3,893,155              5,340,714
  General and administrative                                   1,578,607             3,749,021              4,700,221
  Amortization of goodwill                                        23,000               320,000              1,156,316
  Charge for purchased research and development                        -             4,893,000                200,000
  Charge for restructuring                                             -                     -              1,336,812
                                                           -------------         -------------          -------------
          Income (loss) from operations                        1,830,615            (1,816,362)             7,013,872
                                                           -------------         -------------          -------------
OTHER INCOME (EXPENSES):
  Interest, net                                                 (189,864)             (582,911)              (462,887)
  Earnings in foreign joint venture                                    -                79,425                 97,489
  Other income (expense), net                                     21,489               (57,303)               (21,450)
                                                           -------------         -------------          -------------
          Income (loss) before income taxes and minority
            interest                                           1,662,240            (2,377,151)             6,627,024

PROVISION FOR INCOME TAXES                                       665,000             1,040,000              2,940,000
                                                           -------------         -------------          -------------
          Income (loss) before minority interest                 997,240            (3,417,151)             3,687,024

MINORITY INTEREST IN LOSS OF SUBSIDIARY                                -             1,852,711                379,956
                                                           -------------         -------------          -------------
          Net income (loss)                                      997,240            (1,564,440)             4,066,980

ACCRETION TO REDEMPTION VALUE OF COMMON STOCK
                                                              (1,606,204)           (9,061,037)                     -
                                                           -------------         -------------          -------------
          Net income (loss) available to common
            shareholders                                     $  (608,964)          (10,625,477)           $ 4,066,980
                                                           -------------         -------------          -------------
                                                           -------------         -------------          -------------
Basic earnings (loss) per share                              $     (0.13)            $   (2.15)             $    0.55
                                                           -------------         -------------          -------------
                                                           -------------         -------------          -------------
Diluted earnings (loss) per share                            $     (0.13)            $   (2.15)             $    0.49
                                                           -------------         -------------          -------------
                                                           -------------         -------------          -------------
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING
Basic shares                                                   4,647,896             4,947,323              7,389,697
Plus dilutive effect of stock options and Class C
  Exchangeable common stock of subsidiary                             -                      -                947,412
                                                           -------------         -------------          -------------
Diluted shares                                                 4,647,896             4,947,323              8,337,109
                                                           -------------         -------------          -------------
                                                           -------------         -------------          -------------

The accompanying notes are an integral part of these consolidated financial statements.


                                                TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                              FOR THE YEARS ENDED MARCH 31, 1996, 1997 AND 1998





                                                 Class C
                                              Exchangeable
                                              Common Stock
                                             of Subsidiary,             Common Stock,
                                              No Par Value              No Par Value,
                                            Unlimited Shares          22,500,000 Shares
                                               Authorized                Authorized
                                            --------------------  ------------------------                                 Total
                                             Shares                  Shares                   Accumulated              Shareholders'
                                             Issued       Cost       Issued        Cost          Deficit       Other       Equity
                                             -------   ----------   ---------   -----------   ------------   ---------  -----------
BALANCE, March 31, 1995                          -     $   -        3,167,421    $  515,093   $ 1,938,783    $   -       $2,453,876
    Net income for the year                      -         -            -            -            997,240        -          997,240
    Accretion of redeemable common stock         -         -            -            -         (1,606,204)       -       (1,606,204)
    Foreign currency translation loss            -         -            -            -             -         (1,442)         (1,442)
                                             -------   ----------   ---------   -----------   ------------   ---------  -----------
BALANCE, March 31, 1996                          -         -        3,167,421       515,093     1,329,819    (1,442)      1,843,470

    Net loss for the year                        -         -            -            -         (1,564,440)       -       (1,564,440)
    Accretion of redeemable common stock         -         -            -            -         (9,061,037)       -       (9,061,037)
    Foreign currency translation loss            -         -            -            -              -       (51,057)        (51,057)
    Issuance of common stock related to
     option exercise                             -         -           29,148        29,148         -            -           29,148
    Issuance of common stock related to
     the conversion of subordinated
     debentures and payment of interest          -         -          435,238       440,000         -            -          440,000
    Issuance of common stock related to
     initial public offering                     -         -        1,650,000    10,998,589         -            -       10,998,589
    Conversion of redeemable common stock    767,112    4,830,000   1,604,658    12,441,904         -            -       17,271,904
    Conversion of Class C Exchangeable
     common stock of subsidiary to
     common stock                            (30,000)    (188,890)     30,000       188,890         -            -           -
                                             -------   ----------   ---------   -----------   ------------   ---------  -----------

BALANCE, March 31, 1997                      737,112    4,641,110   6,916,465    24,613,624    (9,295,658)    (52,499)   19,906,577

    Net income for the year                      -         -            -            -          4,066,980        -        4,066,980
    Foreign currency translation gain            -         -            -            -              -          25,579        25,579
    Unrealized devaluation of investment
     in marketable securities                    -         -            -            -              -         (13,766)      (13,766)
    Issuance of common stock related to
     purchases of assets of Computer
     Dynamics and SensorPulse                    -         -          973,706    10,322,187         -            -       10,322,187
    Issuance of common stock related to
     option exercises and employee stock
     purchase plan                               -         -           42,014       117,302         -            -          117,302
                                             -------   ----------   ---------   -----------   ------------   ---------  -----------
BALANCE, March 31, 1998                      737,112   $4,641,110   7,932,185   $35,053,113   $(5,228,678)   $(40,686)  $34,424,859
                                             -------   ----------   ---------   -----------   ------------   ---------  -----------

                The accompanying notes are an integral part of these consolidated financial statements.

                                                                37

                                         TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE YEARS ENDED MARCH 31, 1996, 1997 AND 1998


                                                                               1996                  1997                  1998
                                                                            ----------        -------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) for the year                                           $  997,240        $  (1,564,440)          $  4,066,980
   Adjustments to reconcile net income (loss) to net cash (used
    in) provided by operating activities-
     Minority interest in loss of subsidiary                                         -           (1,852,711)              (379,956)
     Charge for purchased research and development                                   -            4,893,000                200,000
     Depreciation and amortization                                             288,585              931,358              2,285,842
     Earnings in foreign joint venture                                               -              (79,425)               (97,489)
     Provision (credit) for deferred income taxes                              (34,000)              37,237               (324,000)
     (Gain) loss on sale of property and equipment                             (11,515)                   -                 (3,421)
     Changes in operating assets and liabilities-
       Trade receivables                                                    (1,365,948)          (1,260,582)            (1,864,098)
       Inventory                                                              (195,952)          (2,425,732)                (1,541)
       Prepaid expenses and other assets                                       (78,717)              51,051                642,215
       Accounts payable, accrued expenses and other liabilities                (10,628)          (1,007,418)             1,849,277
       Deferred revenue                                                              -              165,068                101,133
                                                                            ----------        -------------           ------------
         Net cash (used in) provided by operating activities                  (410,935)          (2,112,594)             6,474,942
                                                                            ----------        -------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for businesses acquired, net                                     (792,350)          (5,725,788)           (14,328,581)
   Investment in foreign joint venture                                        (243,353)                   -                      -
   Purchases of property and equipment                                        (851,985)            (700,554)            (1,561,234)
   Purchases of other assets                                                   (52,512)             (14,000)              (659,133)
   Proceeds from asset disposals                                                15,616               23,866              2,150,499
   Increase in receivables from officers                                       (14,492)             (13,621)               (93,972)
   Investment in marketable securities                                               -                    -               (242,729)
                                                                            ----------        -------------           ------------
         Net cash used in investing activities                              (1,939,076)          (6,430,097)           (14,735,150)
                                                                            ----------        -------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in notes payable to bank                          2,336,073           (3,722,582)             6,564,743
   Proceeds from issuance of debt                                                    -            3,000,000              4,242,729
   Payments of debt                                                            (28,520)          (6,091,638)              (574,772)
   Proceeds from sale of common stock of subsidiary                                  -            4,000,000                      -
   Proceeds from sale of common stock, net of offering costs                         -           11,559,820               (311,724)
   paid
                                                                            ----------        -------------           ------------
         Net cash provided by financing activities                           2,307,553            8,745,600              9,920,976
                                                                            ----------        -------------           ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (42,458)             202,909              1,660,768

CASH AND CASH EQUIVALENTS, beginning of year                                    61,516               19,058                221,967
                                                                            ----------        -------------           ------------
CASH AND CASH EQUIVALENTS, end of year                                     $    19,058         $    221,967          $   1,882,735
                                                                            ----------        -------------           ------------
                                                                            ----------        -------------           ------------
SUPPLEMENTAL DISCLOSURE:
   Cash paid during the period for-
     Income taxes                                                         $    873,140         $    597,200          $   1,370,000
     Interest                                                                  201,259              844,200                613,300
                                                                            ----------        -------------           ------------
                                                                            ----------        -------------           ------------
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of common stock related to businesses acquired                $    500,010              $     -          $  10,322,000
   Note receivable from shareholder in connection with disposal
     of asset held for sale                                                          -                    -              2,000,000
   Conversion of subordinated debentures into 407,239 shares of
     common stock                                                                    -              300,000                      -
   Issuance of 767,112 shares of Class C Exchangeable common
     stock of subsidiary and $2.2 million note in connection with
     the acquisition of Taylor                                                       -            6,850,000                      -
                                                                            ----------        -------------           ------------
                                                                            ----------        -------------           ------------

               The accompanying notes are an integral part of these consolidated financial statements.

                                                                38

                    TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     (a)  DESCRIPTION OF BUSINESS

          Total Control Products, Inc., an Illinois corporation, together with its wholly-owned subsidiaries and its majority-owned subsidiary (collectively the "Company"), designs, develops and markets products and technology for the control segment of the industrial automation marketplace.


     (b)  PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of Total Control Products, Inc. and its wholly-owned subsidiary, Tara Products, Inc. d/b/a Total Control - Cincinnati, an Illinois corporation, since its acquisition on January 29, 1996; its majority-owned subsidiary, Taylor Industrial Software, Inc., an Alberta corporation ("Taylor"), since its acquisition on September 26, 1996; its wholly-owned subsidiaries Computer Dynamics, Inc. and Computer Dynamics Holding Company (together "Computer Dynamics" or "CDI"), Illinois corporations, d/b/a Computer Dynamics, Inc., since their acquisition on October 5, 1997 and its wholly-owned subsidiary SensorPulse Corp. ("SensorPulse" or "SPC"), an Illinois corporation, since its acquisition on December 31, 1997. In connection with the Taylor transaction, the Company sold 39% of the Taylor Class A Shares to Digital Electronics Corporation ("Digital Electronics") located in Osaka, Japan, which is the Company's largest supplier (see Note 10), for an aggregate purchase price of $4.0 million. Under the terms of the purchase agreement (see Note 2), the minority interest ownership percentage decreased to 38.5% effective October 1, 1997. As a result, minority interest for 38.5% to 39% of the net income or loss of Taylor was recorded in the Company's statement of operations. The Company's ownership may be further increased by up to 2% effective October 1, 1998 based on the amount of contingent consideration paid by the Company related to the Taylor transaction in the future. All intercompany items and transactions have been eliminated in consolidation. Effective March 31, 1998, the Company terminated its wholly-owned subsidiary, Tara Products, Inc., and merged that entity into Total Control Products, Inc.

          Additionally, the Company accounts for its 40% ownership interest in a foreign joint venture on the equity method.

     (c)  REVENUE RECOGNITION

          Net sales include revenues from operator interface and industrial computer products, software license fees, software maintenance and services. Revenue from product sales and software licenses are recognized upon shipment of the product to customers, provided that there are no significant obligations remaining and collectibility of the revenue is probable. The Company provides for estimated product returns upon shipment of the products. Revenue from software maintenance contracts is recognized ratably as it is earned over the term of the contract, generally one year. Unearned software maintenance revenue is included in deferred revenue. Service revenue is recognized as the service is provided. The Company recognizes revenue from software license fees, services and maintenance in accordance with the provisions of the American Institute of Certified Public Accountants, Statement of Position NO. 97-2 (SOP 97-2), SOFTWARE REVENUE RECOGNITION.


     (d)  CASH AND CASH EQUIVALENTS

          Cash and cash equivalents include all highly liquid investments (with original maturities of three months or less), principally time deposits and other short term securities which are stated at cost, which approximates fair value.

     (e)  TRADE RECEIVABLES

          The following summarizes trade receivables allowance activity for fiscal 1996, 1997 and 1998:


                                                                    Amount
                                                                -------------
          March 31, 1995                                          $   38,000
          Increase to operating expense                               58,842
          Charge to allowance                                        (56,842)
                                                                  ----------
          March 31, 1996                                              40,000
          Reserve related to acquired entity                          41,000
          Increase to operating expense                               68,758
          Charge to allowance                                        (31,758)
                                                                  ----------
          March 31, 1997                                             118,000
          Reserve related to acquired entities                       244,660
          Increase to operating expense                              138,211
          Charge to allowance, net of recoveries                    (135,871)
                                                                  ----------
          March 31, 1998                                          $  365,000
                                                                  ----------
                                                                  ----------


     (f)  INVENTORY

          Inventory is stated at the lower of first-in, first-out cost or market. Inventory at March 31, 1997 and 1998 consisted of the following:


                                                            MARCH 31,
                                                   ---------------------------
                                                      1997             1998
                                                   ----------      -----------
          Raw materials                            $2,674,668      $ 5,803,680
          Work in process and finished goods        5,309,373        7,716,857
                                                   ----------      -----------
          Inventory                                $7,984,041      $13,520,537
                                                   ----------      -----------
                                                   ----------      -----------


     (g)  PROPERTY AND EQUIPMENT

          Property and equipment are as follows:


                                                      March 31,
                                              --------------------------
                                                  1997           1998
                                              -----------    -----------
     Machinery and equipment                  $ 2,807,209    $ 4,867,263
     Furniture and fixtures                       286,288        394,007
     Leasehold improvements                       161,755        204,139
                                              -----------    -----------
                                                3,255,252      5,465,409
     Less - Accumulated depreciation
      and amortization                           (862,115)    (1,579,490)
                                              -----------    -----------
     Property and equipment,net               $ 2,393,137    $ 3,885,919
                                              -----------    -----------
                                              -----------    -----------


          Expenditures for maintenance and repairs are expensed as incurred. Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives as follows:


          Asset Description                           Useful Life
          -----------------                           -----------
          Machinery and equipment                      3-10 Years
          Furniture and fixtures                       5-10 Years
          Leasehold improvements              Shorter of asset life or
                                                     life of lease

     (h)  INTANGIBLE ASSETS

          Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the fair value of net assets acquired ("goodwill"). Such goodwill is being amortized on a straight-line basis over periods ranging from seven to seventeen years. The accumulated amortization of intangible assets amounted to $343,000 and $1.7 million as of March 31, 1997 and 1998, respectively.

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

     (i)  FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

          The Company follows the translation principles established by Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". The net assets of the Company's majority-owned subsidiary and the Company's investment in its foreign joint venture are translated at the exchange rate in effect at the end of the periods presented. The revenues and expenses of the Company's majority-owned subsidiary and the Company's ownership percentage of the foreign joint venture's net income are translated at the average rates in effect during the period. The Company's foreign joint venture had no significant activity for the year ended March 31, 1996. Included in other income is the Company's 40% share of the earnings of the foreign joint venture for the years ended March 31, 1997 and 1998 of $79,425 and $97,489, respectively. See Note 6 for a discussion of the Company's policy regarding certain foreign currency hedging transactions.

     (j)  RESEARCH AND DEVELOPMENT

          The Company records its software development costs in accordance with SFAS No. 86. Accordingly, these costs are expensed until the technological feasibility of the software has been established. Thereafter, all significant software development costs are capitalized until the product is available for general release to customers. Subsequently, these costs are reported at the lower of unamortized cost or net realizable value. As a result of market and other business conditions, the time between establishment of technological feasibility and general release is not significant. Accordingly, the Company has not capitalized any internal software development costs during this time.

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

     (m)  FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

          The carrying value for current assets and current liabilities reasonably approximates fair value due to the short maturity of these items. Since the Company's receivables from officers and long-term debt are not publicly quoted, fair value estimates are based on each obligation's characteristics, including remaining maturities, interest rate, credit rating, collateral, amortization schedule and liquidity. The carrying amounts for receivables from officers, long-term debt and notes payable to bank approximate fair value principally due to the Company's variable interest rates on the underlying obligations.

          Included in other assets is approximately $250,000 of marketable equity securities in a related party (see Note 10), all of which are classified as available-for-sale as defined by Statement of Financial Accounting Standards No. 115. As such, these securities are stated at market value, based on the available quoted market prices and the unrealized gains and losses on such securities are reflected, net of tax, as a component of shareholders' equity.

          Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to short-term low risk investments. With respect to trade receivables, the Company grants unsecured credit to its customers. In doing so, the Company performs ongoing credit evaluations of its customers' financial condition. A substantial portion of accounts receivable are from customers located throughout the United States. One customer accounted for approximately 10% of the Company's net sales for the year ended March 31, 1996. No customer accounted for 10% or greater of Company sales for fiscal years 1997 and 1998. Additionally, the Company establishes accounts receivable allowances based upon factors relating to the credit risk of specific customers, historical trends and other information.

          A significant portion of the Company's raw material purchases are transacted in Japanese Yen (see Notes 6 and 10).

     (n)  ACCRETION TO REDEMPTION VALUE OF COMMON STOCK

          Accretion to redemption value of redeemable common stock represents the change in redemption value of outstanding redeemable common stock in each period. The redmemption values for certain common shares have been based upon (i) fair market values of the class of stock or (ii) fixed amounts. Although management did not obtain an appraisal of the fair market value of the Common Stock of the Company, certain equity transactions occurred upon which management based its estimate of the potential redemption value of the aforementioned shares. The estimated redemption values per share for the shares with redemption values equal to fair market value, were $0.83/share, $1.00/share and $2.33/share at March 31 1994, 1995 and 1996, respectively and $9.00/share at December 31, 1996. As the redemption features for these shares of common stock terminated automatically upon the completion of the Company's initial public offering on March 10, 1997, no further accretion was required after December 31, 1996. (See Note
          7).

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

     (p)  NET INCOME (LOSS) PER SHARE AVAILABLE TO COMMON SHAREHOLDERS

          The Company adopted Statement of Financial Accounting Standards No. 128, ("SFAS 128") "Earnings Per Share" during the fiscal year ended March 31, 1998. In accordance with SFAS 128, all previously presented earnings per share information has been calculated under the provisions of SFAS 128. Due to the nature of the Company's capital structure, there was no difference between diluted earnings per share calculated under SFAS 128 and earnings per share previously reported.

          Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding.

          Diluted earnings per share has been computed by dividing net income by the weighted average number of common and equivalent shares outstanding. Common stock equivalents included in the computation represent shares issuable upon exercise of stock options or warrants which would have a dilutive effect in periods where there are earnings. Common stock equivalents also include the Class C Exchangeable shares of Taylor, as they are convertible on a one-for-one basis for common stock of the Company at any time at the option of the holder. Common stock equivalents were anti-dilutive for the fiscal years ended March 31, 1996 and 1997.

2.   CORPORATE DEVELOPMENT

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

     In fiscal 1996, the Company made an investment in a foreign joint venture, which distributes industrial automation tools, including the Company's products. The Company owns 40% of this joint venture, which is located in the Netherlands and sells products throughout Europe, with the remaining 60% owned by the Company's largest vendor (see Notes 6 and 10) and the distributor of this vendor's product (see Note 6). This investment is accounted for under the equity method.


     On September 19, 1996 the Company entered into an agreement to acquire a controlling interest in Taylor, a developer and marketer of industrial automation software products located in Edmonton, Alberta. The transaction was consummated on September 26, 1996 and the results of operations have been included since that date. In exchange for 100% of the outstanding voting shares of common stock of Taylor, the Company paid $7,389,817, which included $2.2 million in the form of a note payable to the former principal shareholder and 767,112 shares of Class C Exchangeable common stock of Taylor (convertible into 767,112 shares of the Company's Common Stock; see
     Note 7 for a description of the features of the stock). A $4.65 million value was assigned to the 767,112 shares of Class C Exchangeable common stock based on management's estimate of fair value, primarily based on the present value of the potential redemption of the security as well as recent equity transactions. Under the terms of the Taylor acquisition, the Company may become obligated to make payments of contingent consideration based on future revenues of Taylor. The first contingent payment period ended on September 30, 1997, for which the Company paid contingent consideration of approximately $1.1 million. The Company recorded this contingent consideration obligation as additional goodwill at September 30, 1997 and this goodwill is being amortized over the remaining useful life of the goodwill of six years from the date recorded. To the extent the revenues of Taylor exceed $8.0 million in the 12 month period ended September 30, 1998, the Taylor shareholders will receive $1.0 million due 90 days after that 12 month period. Additionally, the Taylor shareholders will receive cash consideration in the amount of 50% of the revenue of Taylor in excess of $10.6 million for the 12 month period ended September 30, 1998, with the cumulative contingent consideration capped at $3.0 million. The Company also incurred approximately $600,000 in direct expenses related to the acquisition. The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to assets acquired based on their estimated fair values.

     In connection with the transaction, the Company sold 39% of the Class A voting shares of Taylor for $4.0 million to Digital Electronics. The $4.0 million investment in Taylor by Digital was greater than 39% of the equity of the subsidiary, and this difference of approximately $600,000 was reflected as a reduction of goodwill to properly reflect the Company's cost of the Taylor acquisition. To the extent the contingent consideration described in the paragraph above is earned, the Company is required to contribute as equity into Taylor a portion of the earnout payment and receive additional equity interest in Taylor up to a maximum of 4% based on a formula outlined in a shareholder agreement between the Company and Digital. In connection with this provision, the Company's ownership interest in Taylor increased from 61% to 61.5% effective September 30, 1998. A maximum of 2% additional equity interest is still contingent based upon the earn-out payment which may be due from the Company for the twelve month period ending September 30, 1998.

     In connection with the acquisition of Taylor, the Company engaged a broker to commence the sale of one of the developed software product lines acquired. On September 26, 1997, Taylor completed the sale of its TESS software product line operation (which had previously been classified as "asset held for sale") to an entity principally owned by Neil R. Taylor ("Mr. Taylor"). Mr. Taylor, the former principal shareholder of Taylor, a member of the Company's board of directors. The sale price was approximately $4 million.

     In connection with the transaction, the Company loaned Mr. Taylor $2 million pursuant to a promissory note dated September 25, 1997. The note bears interest at 8% per annum, due annually, and is payable in five equal annual installments beginning on September 25, 1999 and ending on September 25, 2003. The note is secured by 250,000 shares of Class C Exchangeable common stock of Taylor currently held by Mr. Taylor. As a result of this transaction, the purchase price associated with the Taylor acquisition was re-allocated. The carrying value of the goodwill previously recorded by the Company related to the Taylor acquisition increased by approximately $2.5 million, which related to the after tax difference between the estimated sales price of the TESS product line, previously recorded as an asset held for sale, and the actual sales price. This additional goodwill will be amortized over the remaining useful life of the goodwill of six years from the date of the transaction.

     Purchased research and development expense and other related acquisition expenses relating to the acquisition of Taylor totaled $4.9 million and was charged to expense at the acquisition date in September, 1996. Of this expense, approximately $4.7 million was allocated to incomplete research and development that had not yet reached technological feasibility and did not have a future alternative use, and therefore was charged to expense at the acquisition date. The amount allocated to the purchased incomplete research and development projects represents the estimated fair value related to those projects determined by an independent appraisal. Proven valuation procedures and techniques were utilized in determining the fair
     market value of each intangible asset.   The
     purchased research and development projects were individually identified and were valued based on estimates of discounted future income. Consideration was given to the stage of development, the time and resources required for completion, as well as the market potential and associated risks. To bring these projects to technological feasibility, high-risk developmental and testing issues needed to be resolved, which required substantial additional effort and testing.

     The remaining excess purchase price over the estimated fair value of identified net assets (which will increase for any future contingent consideration) of approximately $2.5 million was assigned to goodwill and is being amortized over 7 years.

     On October 5, 1997, the Company acquired substantially all of the assets of CDI, a South Carolina corporation, and certain other related entities pursuant to the terms of an Asset Purchase Agreement dated October 5, 1997. The consideration paid by the Company in connection with the purchase of CDI, which was accounted for as a purchase, consisted of approximately $12.3 million in cash, 932,039 shares of common stock of the Company and a warrant to purchase 100,000 shares of common stock of the Company. The warrant is immediately exercisable at a price of $12.875 per share and shall remain outstanding for a period of ten years. The excess of purchase price over the fair value of identified net assets acquired of approximately $15.6 million has been recorded as goodwill and is being amortized over seventeen years from the date of acquisition based upon independent appraisal.

     Additionally, subject to certain adjustments, for five years after the closing, the Company shall pay CDI an annual payment ranging from $0 to $3.0 million for each year in which the year over year earnings of the acquired company exceed 110% to 125% of the base earnings for each period. Each such payment shall be made 50% in cash and 50% in common stock of the Company; provided however, that not more than 347,961 shares may be issued in connection with the payment of such consideration, and once such number of shares have been issued, all remaining payments shall be made in cash. Each of the common shares shall be valued based on their then fair market value at the end of each earn out period. Future payments of contingent consideration, if any, will be recorded as additional goodwill and will be amortized over the remaining goodwill amortization period.


     On December 31, 1997, the Company acquired substantially all of the assets of SensorPulse, a designer and developer of industrial signal conditioning products and networked input/output (I/O) devices located in South Easton, Massachusetts, for 41,667 shares of common stock of the Company and $1.25 million in cash in a transaction that was accounted for as a purchase. At the date of acquisition, the Company recorded a charge related to the purchase of incomplete research and development of $200,000 ($120,000 net of related tax benefit). The amount allocated to the purchased incomplete research and development projects represents the estimated fair value related to those projects determined by independent appraisal. Proven valuation procedures and techniques were utilized in determining the fair market value of each intangible asset. The purchased research and development projects were individually identified and were valued based on estimates of discounted future income. Consideration was given to the stage of development, the time and resources required for completion, as well as the market potential and associated risks. To bring these projects to technological feasibility, high-risk developmental and testing issues needed to be resolved, which required substantial additional effort and testing.

     The excess purchase price over the fair value of identified net assets (which will increase for any future contingent consideration) of approximately $975,000 was assigned to goodwill and is being amortized over fifteen years.

     Additionally, the purchase agreement provides for a four year annual earn-out payment to the former shareholders of SensorPulse based upon the year over year growth in SensorPulse's earnings before taxes multiplied by: three in calendar year 1998; two and three quarters in calendar year 1999; two in calendar year 2000; and one and one-half in calendar year 2001, with maximum aggregate payments of $23.25 million. Such earn-out shall be payable 50% in cash and 50% in common stock of the Company at its then fair market value.

     The following unaudited pro forma results of operations data for fiscal 1996, 1997 and 1998 assume the Cincinnati acquisition and the Taylor acquisition occurred as of April 1, 1995 and the CDI and SPC acquisitions occurred as of April 1, 1996 (in thousands except per share amounts):



                                                                  Year Ended March 31,
                                                   -------------------------------------------
                                                       1996             1997          1998
                                                   -----------     ------------    -----------
                                                   (Unaudited)      (Unaudited)    (Unaudited)
     Net sales                                     $   39,553      $    59,645     $   69,852
     Net income (loss)                                    325              551          3,839
     Net income (loss) available
       to common shareholders                          (1,281)          (8,510)         3,839

     Basic net income (loss) per common
       share                                       $    (0.28)     $     (1.44)    $     0.49
                                                   -----------     ------------    -----------
                                                   -----------     ------------    -----------

     Diluted net income (loss) per common
       share                                       $    (0.28)     $     (1.44)    $     0.43
                                                   -----------     ------------    -----------
                                                   -----------     ------------    -----------



3.   CHARGE FOR RESTRUCTURING

     During the fourth quarter of fiscal year 1998, the Company's board approved a restructuring plan, for which the Company recognized a $1.3 million pre-tax charge to earnings. The restructuring charge is the result of a reorganization of the Company's management structure and sales channel primarily driven by the expansion of the Company's product offerings in connection with the acquisitions of Computer Dynamics in October 1997 and SensorPulse in December 1997. This restructuring charge included the recognition of involuntary termination provisions for certain management employees of approximately $944,000. All of the planned employee terminations occurred by March 31, 1998. Additionally, included in the restructuring charge were termination costs related to certain manufacturer's representatives of $155,000 and a charge for exit costs of $238,000, primarily made up of the remaining non-cancelable lease obligation for office space and related utilities.

     During fiscal year ended 1998, approximately $249,000 was paid related to the restructuring charge, resulting in $618,000 and $470,000 recorded in accrued other in current liabilities and other long-term liabilities, respectively, on the accompanying March 31, 1998 balance sheet.


4.   INCOME TAXES

     The components of the provision for income taxes for fiscal 1996, 1997 and 1998 are as follows:



                                                         YEAR ENDED MARCH 31,
                                             -------------------------------------------
      CURRENT PAYABLE:                         1996             1997             1998
                                             --------       ----------       ----------
           U.S. Federal                      $556,000       $  395,000       $3,059,000
           State                              143,000           94,000          627,000
           Foreign                               -                 -           (422,000)
                                             --------       ----------       ----------
           Total current payable              699,000          489,000        3,264,000
                                             --------       ----------       ----------
      DEFERRED:
           U.S. Federal                       (28,000)         391,000         (159,000)
           State                               (6,000)          93,000          (36,000)
           Foreign                                -             67,000         (129,000)
                                             --------       ----------       ----------
           Total deferred                     (34,000)         551,000         (324,000)
                                             --------       ----------       ----------
           Total provision                   $665,000       $1,040,000       $2,940,000
                                             --------       ----------       ----------
                                             --------       ----------       ----------


The provision for income taxes differs from the amounts which would result by applying the applicable Federal income tax rate before income taxes for fiscal 1996, 1997 and 1998 and are reconciled as follows:




                                                            YEAR ENDED MARCH 31,
                                                -------------------------------------------
                                                    1996             1997            1998
                                                -----------      ----------      ----------
     Provision for (benefit from) income
       taxes computed at Federal statutory
       rate                                     $   565,162      $ (808,231)     $2,253,188
     State income taxes, net of Federal
       tax benefit                                   83,112        (118,858)        331,351
     Permanent differences:
       Charge for purchased
         research and development                       -         1,833,000            -
       Nondeductible goodwill                           -           124,455         371,024
         amortization
       Nontaxable earnings in foreign
         joint venture                                  -           (30,976)        (38,021)
       Other                                         16,726          40,610          22,458
                                                -----------      ----------      ----------
                                                $   665,000      $1,040,000      $2,940,000
                                                -----------      ----------      ----------
                                                -----------      ----------      ----------



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

     Components of the net deferred income tax assets which are included in current deferred tax assets and other long term assets on the accompanying consolidated balance sheets, at March 31, 1997 and 1998 are as follows:


                                                              MARCH 31,
                                                     -------------------------
                                                          1997          1998
                                                     ----------     ----------
     Cumulative temporary differences:

        Net operating loss carry forward from
          acquired entities                           $ 286,510      $  167,115
        Accrued expenses                                650,996       1,000,992
        Inventory, primarily reserves                   250,939         728,031
        Accounts receivable                             133,645       (140,750)
        Deferred compensation                            17,186            -
    Depreciation                                        (16,682)        19,462
    Basis difference in intangibles                       5,915        102,198
    Tax credits                                         104,609         40,000
                                                     ----------     ----------
        Total deferred income tax asset              $1,433,118     $1,917,048
                                                     ----------     ----------
                                                     ----------     ----------

     Generally, undistributed earnings of foreign subsidiaries will not be subject to U.S. tax until distributed as dividends. Since the earnings have been or are intended to be indefinitely reinvested in foreign operations, no provision has been made for any U.S. taxes on the Company's portion of undistributed earnings. Furthermore, any taxes paid to foreign goverments on those earnings may be used, in whole or in part, as credits against U.S. tax on any dividends distributed from such earnings. The Company's share of cumulative undistributed earnings of its foreign joint venture recorded as of

     March 31, 1997 and 1998 is approximately $79,000 and $176,000, respectively. There were no undistributed earnings from the Company's foreign subsidiary.

     Because management believes that the deferred tax asset will be fully realized based on current estimates of future taxable income, future reversals of existing taxable temporary differences or available tax planning strategies, no valuation allowance has been recorded against the deferred tax asset.


5.   NOTES PAYABLE TO BANK

          At March 31, 1997, the Company had a revolving line-of-credit agreement with a bank which allowed for borrowings up to $9.0 million (approximately $7.03 million was available at March 31, 1997) based on 85% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $4.5 million as specified in the agreement. Interest was at LIBOR plus 1.5% or prime, at the Company's option, and was due monthly. In September 1997, the Company amended this line of credit agreement with its bank. The amended line of credit agreement allows for borrowings of up to $18.0 million (approximately $7.9 million was available at March 31, 1998), subject to borrowing base restrictions consistent with the previous agreement, with interest at prime (8.5% at March 31, 1998) or varying based on certain financial ratios from LIBOR plus 1.5% to LIBOR plus 2% (effectively 7.49% at March 31,
          1998), at the Company's option, payable monthly. The weighted average interest on all short-term borrowing at March 31, 1998 was 7.6%. Additionally, the Company entered into a $4.0 million term note with its bank ($3.75 million outstanding at March 31, 1998). Interest is calculated at the bank's prime rate (8.5% at March 31, 1998) and is payable monthly. Principal of $250,000 is payable quarterly beginning March 31, 1998, and commencing September 30, 1998, all cash flow in excess of the debt service coverage, as defined, shall be applied to pay down the outstanding principal balance on the note. As the principal due over the next twelve months can be paid with available funds from the Company's long-term line of credit, the total amount of the term note has been reflected as long-term in the accompanying consolidated financial statements. The note is secured by substantially all of the Company's assets. The amended line of credit agreement and term note expire July 31, 1999.

          The Company also has a term note for 32,300,000 Japanese Yen ($242,729 translated at March 31, 1998) with this bank. This note is bears interest at 2.87%. Principal and interest are due July 31, 1999.

          Additionally, in conjunction with the acquisition of Taylor the Company entered into a line-of-credit agreement with a bank allowing for borrowings up to $1.0 million (approximately $494,000 available at March 31, 1998) based on 80% of eligible accounts receivable of its majority-owned subsidiary. This revolving credit line expires July 31, 1999 and bears interest at prime (8.5% at March 31, 1998) which is due monthly. All amounts under this line are secured by the general assets of the Company's majority-owned subsidiary.

          All amounts outstanding under these agreements are secured by inventory, receivables and all other general assets of the Company. Among other things, the agreements require compliance with specific financial covenants related to tangible net worth and debt to tangible net worth ratio. As of March 31, 1998, the Company was in compliance with these covenants.


6.   COMMITMENTS AND CONTINGENCIES

     The Company has an operating lease for an office and manufacturing facility with a partnership owned by the principal shareholder and a shareholder/officer. Monthly rental payments of $12,000 plus property taxes, insurance and utilities are due through April 2002, with provisions for rent increases tied to increases in the consumer price index.


     The Company also has an operating lease with a limited liability corporation controlled by an officer for an office and manufacturing facility. Monthly rental payments of $33,542 plus property taxes, insurance and utilities are due through September 2002. These payments were offset during the period from the acquisition of CDI to March 31, 1998 by sublease income of approximately $64,000 which was offset against the related rent expense in the accompanying consolidated financial statements. The sublease arrangement expires February 28, 2001 and is cancellable at the Company's option upon sixty day notice. The current sublease arrangement calls for the Company to receive $8,667 monthly.

     The Company leases various other office space and office equipment under operating leases that expire in various years through 2000. Rent expense for fiscal 1996, 1997 and 1998 was approximately $243,000, $588,000 and $740,000, respectively. Included in the table below on a net basis is sublease income of approximately $131,000 for fiscal 1999, $104,000 for fiscal 2000 and $95,000 for fiscal 2001 for a portion of the Greenville facility and for two office locations that were leased by Cincinnati.

     Minimum future lease payments under noncancelable operating leases as of March 31, 1998 are as follows:


                      Fiscal Year                       Amount
                      -----------                       -------
                         1999                        $1,067,229
                         2000                           822,764
                         2001                           627,255
                         2002                           598,537
                         2003                           237,102
                                                     ----------
                                                     $3,352,887
                                                     ----------
                                                     ----------


     Certain officers and employees of the Company have employment contracts through calendar year 2001. The Company's total obligation under these contracts in the event of termination without cause as of March 31, 1998 was approximately $1,920,000.

     Under the terms of various agreements, the Company is obligated to pay royalties on product sales at rates from 3.5% to 5.0%. The Company has made certain advance payments in respect of future royalties. Prepaid royalties are amortized to earnings based on actual sales over the term of the applicable royalty agreement.

     To manage its foreign currency risk related to its purchases of inventory from a Japanese vendor (see Note 10), the Company hedges firm inventory purchase commitments by entering into forward contracts to purchase Japanese Yen, as well as call options. This hedging minimizes the impact of foreign exchange rate movements on the Company's operating results. Gains and losses on the hedge positions are deferred and included as a component of the transaction when it is completed for forward contracts. The cost of call options is amortized over the option period. At March 31, 1998, the Company had outstanding forward contracts for the purchase of Japanese Yen through July 29,1998 of approximately $4.0 million and call option unamortized premiums of $30,724 for the purchase of $1,500,000 of Japanese Yen through June 26, 1998 to hedge equivalent outstanding commitments transacted in Yen.

     The holders of certain shares of common stock have certain rights to cause the Company to register those shares under the Securities Act of 1933, as amended (the "Securities Act"). By separate agreements, these registration rights apply to holders of 1,804,767 shares of Common Stock of the Company and the 737,112 shares issuable to the former shareholder of Taylor upon the conversion of Taylor Class C Exchangeable common stock (collectively, the "Rights Holders"). All of such registration rights agreements provide that the Rights Holders' registration rights are subject to certain notice requirements and to the condition that, in the case of any piggyback registration rights, the underwriters of any offering have the right to limit the number of shares included in such registration. The Company has agreed to bear the expenses of all registrations under these registration rights agreements, except for underwriting discounts, selling commissions and underwriters' expense allowances, which are to be paid by the respective rights holders. Additionally, 973,706 shares of common stock have certain piggyback registration rights.

     In 1996, a former distributor of Cincinnati initiated litigation against one of its customers. The customer then filed a counterclaim against the former distributor alleging that the equipment contained defects and seeking damages. On February 14, 1997, the former distributor filed a third party complaint against Tara, the Company's wholly-owned subsidiary which is the successor to Cincinnati, seeking indemnification from Tara for damages resulting from any product defects. This suit was filed in the New York Supreme Court for Monroe County. On May 23, 1997, the New York Supreme Court for

     Monroe County dismissed the former distributor's third-party complaint against Tara without prejudice on the grounds that under a distribution agreement between the former distributor and Tara's predecessor, any litigation between the two companies must be brought in the Court of Common Pleas for Claremont County, Ohio. The former distributor may still seek indemnification from Tara in Ohio. While the Company has not conducted any formal investigation or taken any discovery, it believes that Tara would have a meritorious defense to such an action.

     On May 7, 1997, the customer of the former distributor ("End User") filed a complaint against the Company and Tara in the Supreme Court for Monroe County, alleging substantially the same facts against those defendants as it did against the former distributor in the counterclaim. In response to End User's complaint, the Company filed a motion for summary judgement which was granted in part and denied in part. With respect to such matters that it was unsuccessful, the Company filed a response on January 19, 1998. Again, while this action is in the preliminary stages and no formal discovery has been initiated, the Company believes that it and the other defendants have meritorious defenses, and the Company intends to vigorously defend this action. There can be no assurance, however, that the defendants will prevail in this action. If the defendants do not prevail, or if they settle the action, the Company could be required to make payments to End User. The Company does not, however, believe that any such payments, if required to be made, would have a material adverse effect on the Company's financial condition or results of operations.

     The Company is not involved in any other material legal proceedings.

7.   COMMON STOCK RIGHTS

     In previous years, the Company issued shares of Common Stock and the Class C Exchangeable shares of Taylor with the right to put the shares to the Company at fair market value, as defined in the agreements. These put rights automatically terminated upon the closing of the Company's initial public offering in March 1997.

     In connection with the acquisition of Taylor, a portion of the consideration exchanged by the Company was 767,112 shares of Class C Exchangeable common stock of Taylor to the former holders of the voting common stock of Taylor. This common stock is convertible at the holders' option into shares of the Company's Common Stock on a one to one basis. This Class C Exchangeable common stock has no rights in the assets or earnings of Taylor, has no voting rights and does not have the right to the dividends of the Taylor Class A common stock outstanding. As a result, this stock is not considered minority interest in Taylor; rather the stock is treated as an equity security of the Company.

8.   STOCK OPTION PLANS

     The Company has four fixed option plans which reserve shares of common stock for issuance to management, employees, directors and advisors of the Company. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"("SFAS No. 123".) Accordingly, no compensation cost has been recognized for the stock option plans. Consistent with the provisions of SFAS No. 123, compensation cost for the Company's four stock option plans has been determined based on the fair value at the grant date for awards. In fiscal 1996, 1997 and 1998, the Company's pro forma net income (loss) and net income (loss) per share using the fair value approach provided by SFAS No. 123 would have been as follows:



                                                                                 YEAR ENDED MARCH 31,
----------------------------------------------------------------------------------------------------------------------
                                                                          1996               1997              1998
----------------------------------------------------------------------------------------------------------------------
     Net income (loss) available to shareholders - as reported     $   (608,964)      $ (10,625,477)     $  4,066,980
     Net income (loss) available to shareholders - pro forma           (612,936)        (10,759,889)        3,814,359
     Diluted earnings (loss) per share - as reported                      (0.11)              (1.83)             0.49
     Diluted earnings (loss) per share - pro forma                        (0.11)              (1.86)             0.46
----------------------------------------------------------------------------------------------------------------------



     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants during fiscal 1996, 1997 and 1998: dividend yield of 0%; expected volatility of 60% in 1996 and

     1997 and 100% in 1998; risk-free interest rate of 6% in 1996 and 1997 and 5% in 1998; and expected lives of 3 years.

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

          The following summarizes option activity related to the 1993 and 1996 Stock Option plans:




                                                  1993 Option Plan                             1996 Option Plan
                                   --------------------------------------------    -----------------------------------------
                                                                   Weighted Avg                                 Weighted Avg
                                   Shares       Exercise Price      Exercise $     Shares      Exercise Price   Exercise $
                                   -------      --------------      ----------     ------      --------------   ------------
   Outstanding at
   March 31, 1995                  143,316      $0.83 - 1.00        $     0.88        -        $      -         $    -
         Granted                    70,800       2.00 - 3.33              2.34        -               -              -
                                  --------      ------------      ------------     -------     -------------    ----------

   Outstanding at
   March 31, 1996                  214,116       0.83 - 3.33              1.36        -               -              -
         Granted                   111,006       3.33 - 6.66              5.23       297,850             8.00          8.00
         Exercised                 (29,148)             1.00              1.00        -               -              -
         Forfeited                    -               -                  -              (700)            8.00          8.00
                                  --------       -----------      -------------    ----------  -------------    -----------
    Outstanding at
    March 31, 1997                 295,974       0.83 - 6.66              3.04       297,150             8.00          8.00
         Granted                       -              -                  -           269,550     8.00 - 12.00         11.14
         Exercised                 (14,574)             1.00              1.00        (1,999)            8.00          8.00
         Forfeited                 (10,000)             6.66              6.66       (72,752)    8.00 - 12.00          8.34
                                  --------       -----------       ------------      -------     ------------   -----------
    Outstanding at
    March 31, 1998                 271,400      $0.83 - 6.66       $      2.81       491,949    $8.00 - 12.00   $      9.67
                                  --------       -----------       ------------      -------     ------------   -----------
                                  --------       -----------       ------------      -------     ------------   -----------



     Subject to certain exceptions defined under the stock plans related to an employee's death, disability or termination, options expire ten years from the date of grant. At March 31, 1998, options to purchase 308,315 shares were exerciseable.

     (c)  1996 NON-EMPLOYEES DIRECTORS' STOCK OPTION PLAN

          In December 1996, the Company adopted the 1996 Non-Employees Directors' Stock Option Plan under which 120,000 shares of Common Stock have been authorized for issuance. All non-employee directors receive a stock option to purchase 12,000 shares of Common Stock on the day after each annual meeting of shareholders of the Company, provided they are then serving as a director of the Company. All grants are non-qualified stock options. Options granted under this Plan are exerciseable six months after the date of grant. No options were issued under this plan through March 31, 1997. In fiscal 1998, the Company granted options under this plan to three non-employee directors totaling 36,000 shares at a price equal to $8.00 per share all of which were exercisable at March 31, 1998.

     (d)  1996 DISCOUNT STOCK PURCHASE PLAN

          In December 1996, the Company adopted the 1996 Discount Stock Purchase Plan under which 250,000 shares of Common Stock have been reserved for issuance. Eligible employees of the Company may purchase Common Stock of the Company on a quarterly basis. Eligible employees participate in this Plan by authorizing payroll deductions of up to 10% of their base compensation. The purchase price per share is the lesser of (i) 85% of the fair market value of a share of Common Stock on the date of the commencement of the applicable offering period, or (ii) 85% of the fair market value of a share of Common Stock on the date of the end of such period. In fiscal 1998, the Company issued 25,441 shares for $92,081 under the plan. There were no issuances under this plan during fiscal 1997.

9.   BENEFIT PLANS

     The Company has a 401(k) plan covering all domestic employees of the Company. Employees must complete one month of service to participate. Employee contributions are supplemented by Company contributions as defined in the plan agreement. Company contributions to the plan totaled approximately $29,000, $95,000 and $183,000 for fiscal 1996, 1997 and 1998, respectively. Additionally, the Company can make discretionary profit-sharing contributions. The Company did not make a discretionary profit-sharing contribution in fiscal 1996, 1997 or 1998.

     The Canadian employees of the Company's subsidiary, Taylor, may contribute on a pre-tax basis to a benefit plan, which does not provide for employer sponsored contributions.

10.  SIGNIFICANT VENDOR

     A significant portion of the Company's purchases are made from a related party, Digital Electronics. During fiscal 1996, 1997 and 1998, approximately 67%, 56%, and 49%, respectively, of the Company's total raw material purchases were made from this vendor. The raw material component of cost of sales for fiscal 1996, 1997 and 1998 was approximately 91%, 84%, and 85%, respectively. Additionally, in 1998, the Company's majority-owned subsidiary sold approximately $142,000 of software and software related services to this vendor.

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

12.  UNAUDITED SUBSEQUENT EVENT

     Subsequent to March 31, 1998, the Company acquired substantially all of the net operating assets of Deeco Systems, Inc., a designer and manufacturer of flat panel factory automation products. The consideration paid by the Company in conjunction with the acquisition consisted of $5.5 million cash funded by the Company's existing line of credit facility. Additionally, the Company shall pay an earn-out of up to $2 million if certain financial targets are attained for the twelve month period ending January 31, 1999. As a result of this transaction, the Company's bank amended the covenants related to the Company's existing line of credit agreement (Note 5). The Company was in compliance with these covenants as of the date of acquisition.

13.  UNAUDITED SUPPLEMENTAL STATEMENTS OF OPERATIONS DATA

     The following table sets forth certain unaudited consolidated quarterly statement of operations data for each of the eight quarters ending with the quarter ended March 31, 1998. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements contained herein and includes all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary to present fairly this information in accordance with generally accepted accounting practices. The Company's operating results for any one quarter are not necessarily indicative of the results to be expected for any future period.

                                                                             THREE MONTHS ENDED

                                           June 30,   Sept. 30,  Dec. 31,    Mar. 31,    June 30,    Sept. 30,   Dec. 31,   Mar. 31,
     (IN THOUSANDS, EXCEPT PER SHARE        1996        1996        1996        1997        1997        1997        1997       1998
        DATA)
      STATEMENT OF OPERATIONS DATA:
      Graphic operator interface            $  6,422    $  5,768    $  6,810   $  7,388  $  8,192    $  8,121    $  7,771  $  8,252
      Industrial computer                        713         640         756        819     1,003         998       6,452     6,138
      Other hardware                           1,459       1,311       1,547      1,203     1,117         808       1,434     1,297
      Software and related                        17          81       1,912      2,148     1,725       1,990       1,462     1,792
      Other                                      466         418         494        449       450         506         585       549
                                           ---------   ---------   ---------   -------- ---------   ---------   ---------   -------
        Net sales                              9,077       8,218      11,519     12,007    12,487      12,423      17,704    18,028
      Cost of goods sold                       5,167       4,633       5,398      5,466     5,655       5,255       8,657     8,279
                                           ---------   ---------   ---------   -------- ---------   ---------   ---------   -------
      Gross profit                             3,910       3,585       6,121      6,541     6,832       7,168       9,047     9,749
      Operating expenses:
        Sales and marketing                    1,716       1,731       2,737      2,934     3,050       2,959       3,297     3,741
        Research and development                 695         765       1,131      1,302     1,258       1,221       1,436     1,426
        General and administrative               820         798       1,102      1,029     1,102         940       1,276     1,182
        Amortization of goodwill                  33          36         123        128       140         140         530       547
        Charge for purchased research
         and development                           -       4,893          -           -         -           -         200         -
        Charge for restructuring                   -          -           -           -         -           -           -     1,337
                                           ---------   ---------   ---------   -------- ---------   ---------   ---------   -------
      Income (loss) from operations              646      (4,638)      1,028      1,148     1,282       1,908       2,308     1,516
      Interest expense and other, net           (103)       (128)       (156)      (174)      (34)         19        (185)     (186)
                                           ---------   ---------   ---------   -------- ---------   ---------   ---------   -------
      Income (loss) before income taxes
       and minority interest                     543      (4,766)        872        974     1,248       1,927       2,123     1,330
      Provision for (benefit from)
       income taxes                              218         (26)        407        441       535         837         912       656
                                           ---------   ---------   ---------   -------- ---------   ---------   ---------   -------
      Income (loss) before minority
       interest                                  325      (4,740)        465        533       713       1,090       1,211       674
      Minority interest in (income) loss
       of subsidiary                               -       1,835          16          2       136          (2)        131       115
                                           ---------   ---------   ---------   -------- ---------   ---------   ---------   -------
      Net income (loss)                          325      (2,905)        481        535       849       1,088       1,342       789
      Accretion to redemption value of
       common stock                           (3,462)     (1,436)     (4,163)         -        -           -           -         -
                                           ---------   ---------   ---------   -------- ---------   ---------   ---------   -------
      Net income (loss) available to
       common shareholders                   $(3,137)    $(4,341)    $(3,682)   $   535  $    849      $1,088    $  1,342    $  789
                                           ---------   ---------   ---------   -------- ---------   ---------   ---------   -------
     Basic net income (loss) per share
      available to shareholders            $   (0.66)    $ (0.90)    $ (0.76)   $  0.10   $  0.12    $   0.16   $    0.17   $  0.10

                                           ---------   ---------   ---------   -------- ---------   ---------   ---------   -------
                                           ---------   ---------   ---------   -------- ---------   ---------   ---------   -------
     Diluted net income (loss) per
      share available to shareholders        $ (0.66)    $ (0.90)    $ (0.76)   $  0.08   $  0.11    $   0.14   $    0.15   $  0.09
                                           ---------   ---------   ---------   -------- ---------   ---------   ---------   -------
                                           ---------   ---------   ---------   -------- ---------   ---------   ---------   -------
     Weighted average number of common
      and common equivalent shares
      outstanding:
          Basic                                4,777       4,840       4,840      5,340     6,916       6,916       7,807     7,926
                                           ---------   ---------   ---------   -------- ---------   ---------   ---------   -------
                                           ---------   ---------   ---------   -------- ---------   ---------   ---------   -------
          Diluted                              4,777       4,840       4,840      6,549     7,809       7,878       8,798     8,887
                                           ---------   ---------   ---------   -------- ---------   ---------   ---------   -------
                                           ---------   ---------   ---------   -------- ---------   ---------   ---------   -------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age as of March 31, 1998, and position of the executive officers and directors of the Company:


NAME                                  AGE    POSITION
Nicholas T. Gihl(1)...............    41     Chairman, Chief Executive Officer
                                             and President, Director
Peter A. Nicholson................    34     Senior Vice President and Chief
                                             Financial Officer, Treasurer,
                                             Secretary
Kevin O'Connor....................    38     General Manager - Control Division
Neil R. Taylor(4).................    48     Senior Vice President of Software
                                             Development, Director
Frank Wood........................    50     General Manager - Operator
                                             Interface Division
James Potach......................    36     Senior Vice President of Sales
Kurt S. Priester..................    47     President - Computer Dynamics, Inc.
Kevin Roach.......................    36     President - SensorPulse, Corp.
Julius J. Sparacino(1)............    60     Director
A.B. Siemer(1)(3).................    60     Director
Edward T. Hurd(2).................    59     Director
Donald J. Kramer(2)(3)............    65     Director

---------------

(1)  Member of the Executive Committee.
(2)  Member of the Compensation Committee.
(3)  Member of the Audit Committee.
(4) Effective July 1, 1998, Mr. Taylor is resigning as an executive officer. Mr. Taylor will continue as an employee of the Company and serve as a consultant to Mr. Gihl on corporate matters.

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

Mr. O'Connor has served as the General Manager - Control Division since March 1997. Mr. O'Connor served as the Company's Senior Vice President of Sales from February 1996 to March 1997. Mr. O'Connor served as the Company's Vice President of Sales and Marketing from March 1994 to February 1996 and as a regional sales manager from December 1992 to March 1994. From August 1983 to December 1992, Mr. O'Connor served as a Regional Sales Engineer for McNaughton-McKay Electric Company, a distributor of industrial automation products.

Mr. Potach has served as Senior Vice President of Sales since March 1997. He served as Total Control Products' Vice President of North American Sales from January 1997 to March 1997 and as the Southeast Regional Sales Manager from February 1992 to January of 1997. From February 1988 to February 1992, he served as a Systems Sales Engineer for PC Design Inc., a factory automation systems integrator. He also served as a Sales Engineer for the Allen Bradley Company from June 1984 to February 1988.

Mr. Priester founded Computer Dynamics, Inc., a manufacturer of flat panel display systems and board-level computer products, in 1981. Following Computer Dynamics' acquisition by Total Control Products in October 1997, Mr. Priester has remained as Computer Dynamics' President.

Mr. Roach has served as President of SensorPulse since it's acquisition by Total Control Products in December of 1997. Mr. Roach founded SensorPulse Corp. in December of 1989 and served as President and CEO. From October 1982 to November 1989, Mr. Roach served as Director of Automation for TW Kutter, Inc., a manufacturer and marketer of automated packaging, assembly and food processing systems.

Mr. Taylor has served as Senior Vice President of Software Development and a director of the Company since the consummation of the Taylor Transaction in September 1996. Mr. Taylor founded Taylor, a developer and marketer of
industrial automation software products, in 1979.   Mr. Taylor served as the
Chairman of the Board of Taylor from inception to September 1996, and President of Taylor from inception to September 1991. Mr. Taylor is resigning as an executive officer of the Company effective July 1, 1998, but will continue as an employee and serve as a consultant on corporate matters and as well as a director.

Mr. Wood has served as General Manager - Operator Interface Division since March 1997. Mr. Wood served as Senior Vice President of Product Development and Marketing of the Company from February 1996 to March 1997. From September 1995 to February 1996, and May 1993 to July 1993, Mr. Wood served as a consultant in the industrial automation market. From August 1993 to September 1995, Mr. Wood served as Vice President of Sales and Marketing of Promise Systems Corp., a developer and marketer of manufacturing execution systems software. From October 1988 to April 1993, Mr. Wood served as Vice President of Marketing for AEG Modicon, Inc., a developer, manufacturer and marketer of programmable logic controllers and other industrial automation products.

Mr. Sparacino co-founded the Company in 1982 and has served as a director since that time. Mr. Sparacino served as the Chairman from 1982 to December 1996. From 1982 to April 1994, Mr. Sparacino served as President of the Company.

Mr. Siemer has served as a director of the Company since December 1993. Mr. Siemer has been the President of Desco Corporation, an industrial and manufacturing holding company, for over thirty years.

Mr. Hurd became a director in March 1997. From 1990 to February 1995, Mr. Hurd was President of Industrial Control, a division of Honeywell Inc., a worldwide supplier of automation and control products, systems and services, and served as Executive Vice President of Honeywell Inc. from February 1995 to April 1996.
Mr. Hurd has been an independent consultant since April 1996. Mr. Hurd is also the Chairman of the Board of Moore Products Co., a manufacturer of industrial products for the process control industry.

Mr. Kramer became a director in March 1997. From January 1990 to March 1996, Mr. Kramer was a Special Limited Partner of TA Associates, a venture capital investing firm, and was a general partner of TA Associates for the five years preceding January 1990. Since March 1996, Mr. Kramer has been a private investor. Mr. Kramer is also a director of Robotic Vision Systems, Inc., a designer, manufacturer and installer of machine vision-based products, and Micro Component Technology, Inc., a supplier of semi-conductor handling equipment.

Executive officers of the Company are appointed by the Board of Directors and serve, subject to their removal or resignation, until their successors have been duly elected and qualified.

EMPLOYMENT AGREEMENTS

The Company entered into written employment agreements with Mr. Gihl on December 19, 1996, with Mr. Nicholson effective June 1, 1996, with Mr. Taylor as of September 19, 1996 , with Mr. Wood effective February 9, 1996, with Mr. Priester effective October 5, 1997 and with Mr. Roach effective January 1, 1998. The employment agreement for Mr. Wood provides for an initial term of one year, while the initial term under Mr. Gihl's employment agreement is approximately 54 weeks, the initial employment term for each of Mr. Taylor, Mr. Priester and Mr. Roach is three years and Mr. Nicholson's initial employment term under his employment agreement is nineteen months. After the expiration of the initial term, the employment agreements automatically renew for successive one year periods unless either party delivers written notice of its desire to terminate the agreement at least 90 days prior to the expiration of the term. The base salaries for Messrs. Gihl, Nicholson, Taylor, Priester and Wood under their respective employment agreements is $200,000, $125,000, $125,000, $125,000, and $125,000, respectively. The base salary for Mr. Roach under his employment agreement is $90,000 for calendar year 1998, $110,000 for calendar year 1999 and $125,000 for calendar year 2000.

Each of the employment agreements contains a noncompetition covenant whereby the employee agrees that for a period lasting from the date of the agreement to one year after the termination of his employment with the Company (Mr. Taylor's extends for two years from the date of termination), he will not engage in any business that competes with the Company anywhere in the United States. In addition, each employee has agreed to be bound by the terms of a confidentiality provision requiring the employee to hold the Company's confidential information in the strictest confidence for the longest period permitted by law. Under the terms of these agreements, the employee's employment with the Company may be terminated prior to the expiration of the term for "cause," as defined in the agreements. In the event of termination for cause or if the employee voluntarily terminates his employment, the Company's obligations under the agreement cease and the employee forfeits all his rights to receive any compensation or benefits, except for salary and benefits for services already performed as of the date of termination. In addition, if the Company terminates an employee's employment under certain circumstances the Company
must pay the employee designated severance amounts.   In particular, in the
event the Company terminates Mr. Gihl's employment for any reason other than death, disability or cause, including the decision not to renew the term of his employment agreement, Mr. Gihl will be entitled to receive in one lump sum payment an amount equal to two years compensation, based upon his highest monthly salary during the twelve months immediately preceding the termination, plus two times the bonus paid Mr. Gihl for the most recent fiscal year. In addition, all of Mr. Gihl's unvested stock options shall vest and become immediately exerciseable and the Company shall continue his medical insurance benefits for a period of two years. Under the terms of Mr. Taylor's employment agreement, if Mr. Taylor's employment is terminated by the Company for any reason other than death, disability or cause, Mr. Taylor shall be entitled to receive his salary for the longer of the remainder of the employment term, or twelve months from the date of termination. In the event the Company terminates Mr. Wood's employment for any reason other than death, disability or cause, including the decision not to renew the term of his employment agreement, the Company shall pay Mr. Wood his base salary for a period of one year following such termination and will continue his medical insurance benefits during such period to the extent Mr. Wood is not entitled to receive similar benefits from a subsequent employer. If the Company terminates Mr. Nicholson's employment for any reason other than cause, death, disability or within one year after certain circumstances defined as a "change of control," but including upon the decision of the Company not to renew the term of Mr. Nicholson's employment, the Company shall pay Mr. Nicholson in one lump sum an amount equal to six times the greater of his monthly salary as of the date of termination or his highest monthly salary during the prior twelve month period and continue Mr. Nicholson's medical insurance benefits during such six month period to the extent Mr. Nicholson is not entitled to receive similar benefits from a subsequent employer.
Finally, if the Company terminates Mr. Priester's or Mr. Roach's employment pursuant to the terms of his respective employment agreement for any reason other than death, disability or cause, then the Company will pay such officer all unpaid salary through the remainder of his employment term in accordance with the Company's practices for salaried employees. In addition to the payment of the amounts set forth above, if the Company terminates Mr. Nicholson's employment within one year after a change of control (other than for cause) or Mr. Nicholson terminates his employment for good reason (as defined in such agreement), the Company is obligated to pay Mr. Nicholson in one lump sum an additional amount equal to $25,000. In the case of Messrs.
Gihl and Nicholson, the employee may also become entitled to severance under other designated circumstances involving his decision to terminate his employment with the Company. Effective June 1, 1998, Mr. Nicholson's employment agreement was amended, subject to Compensation Committee approval, whereby if Mr. Nicholson terminates his employment for good reason or the Company terminates Mr. Nicholson's employment within one year after a change of control, the Company shall pay Mr. Nicholson in one lump sum an amount equal to the sum of twelve times the greater of his monthly salary as of the date of termination or his highest monthly salary during the prior twelve months, plus $50,000. In the event of Mr. Nicholson's termination without cause, the Company shall pay Mr. Nicholson in one lump sum an amount equal to the sum of twelve times the greater of his monthly salary as of the date of termination or his highest monthly salary during the prior twelve months.

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

COMPENSATION OF DIRECTORS

Non-Employee directors are paid $1,500 for their attendance of each face-to-face board meeting and $250 for their attendance at any committee meeting of the board or telephonic board meeting, plus reimbursement for their out of pocket expenses incurred to attend each committee or board meeting, up to a total amount not to exceed $10,000 per director per year. In addition, non-employee directors participate in the 1996 Non-Employee Directors' Stock Option Plan, and options to purchase 12,000 shares of the Company's Common Stock were granted to each non-employee director effective June 1, 1997, and all such options vested on December 1, 1997.

DIRECTOR COMMITTEES

The Board of Directors has established an Audit Committee, a Compensation Committee and an Executive Committee.

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

The Executive Committee is empowered to act with all authority granted to the Board of Directors between board meetings, except with respect to those matters required by Illinois law or by the Company's Bylaws to be subject to the power and authority of the Board of Directors as a whole. Messrs. Gihl, Siemer and Sparacino are the current members of the Executive Committee.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth a summary of all compensation paid by the Company for the past three fiscal years to the Company's Chief Executive Officer and the Company's four most highly compensated executive officers other than the CEO (the "Named Executive Officers")


                                 ANNUAL COMPENSATION
                                                                     Other
Name and Principal Position          Year     Salary      Bonus  Compensation(1)
---------------------------          ----     ------      -----  ---------------
Nicholas T. Gihl
     Chairman, President and Chief
     Executive Officer               1998   $200,000    $75,000     $12,000
                                     1997    193,867     60,000      12,178
                                     1996    130,000         --       8,229
Peter A. Nicholson
     Senior Vice President and Chief
     Financial Officer               1998    125,000     35,000       6,625
                                     1997     91,667    100,000         831
                                     1996         --         --          --
Kevin O'Connor
     General Manager--
     Control Division                1998    125,000     14,500      12,330
                                     1997    110,000     24,750      11,802
                                     1996    101,250     32,375       4,461

Frank Wood
     General Manager--
     Operator Interface Division     1998    125,000     16,000       4,260
                                     1997    110,000     24,750       1,489
                                     1996     15,865         --          --
James Potach
     Senior Vice President
     of Sales                        1998    120,417         --       8,955
                                     1997    100,000     23,536      10,124
                                     1996    100,000     27,387       6,000


(1) Other compensation consists of matching contributions under the Company's 401(k) plan and amounts paid for car allowance.

                         OPTION GRANTS IN LAST FISCAL YEAR
                                 INDIVIDUAL GRANTS

The following table provides certain specified information concerning the grant of options under the 1996 Plan during fiscal 1998 to the Named Executive Officers.



                                        Number        % of Total
                                      Securities       Options
                                      Underlying      Granted to                                               Grant
                                        Options      Employees in                                               Date
 Name                                   Granted       Fiscal Year     Exercise Price         Expiration        Value
 ----                                 -----------    -------------    ---------------        -----------       -----
 Nicholas T. Gihl                           -              0%                -                    -               -


 Peter A. Nicholson                       5,000            2%              $8.00               5/8/07           $8.00


 Kevin O'Connor                           5,000            2%               8.00               5/8/07            8.00


 Frank Wood                               5,000            2%               8.00               5/8/07            8.00


 James Potach                             10,000           4%              10.00               2/2/08           10.00




                    OPTION EXERCISES AND FISCAL YEAR-END VALUES

The following stock table provides certain specified information concerning fiscal year option exercises and unexercised options at March 31, 1998.






                                                                    Number of Securities           Value of Unexercised In-
                                                                   Underlying Unexercised            the-Money Options At
                                                                  Option at March 31, 1998(#)          March 31, 1998($)
                                                                 ------------------------------    -----------------------------
                                   Shares(#)
                                  Acquired on      Value($)
 Name                              Exercise        Realized       Exercisable      Unexercisable        Exercisable    Unexercisable
-----                             ---------       ---------       -----------      -------------        -----------    -------------

 Nicholas T. Gihl                    --              --            16,666              33,334            $41,665       $ 83,335


 Peter A. Nicholson                  --              --            10,000              25,000             71,700        155,900


 Frank Wood                          --              --            52,800               5,000            448,800         12,500


 Kevin O'Connor                      --              --            99,594               5,000            963,074         12,500


 James Potach                        --              --             5,666              15,334             32,845         27,675


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of Common Stock as of June 1, 1998 by (i) each executive officer of the Company, (ii) each director of the Company and (iii) all executive officers and directors as a group. Other than as set forth below, there are no persons known by the Company to own beneficially more than 5.0% of the outstanding Common Stock.


                                       SHARES BENEFICIALLY OWNED AT JUNE 1, 1998

 EXECUTIVE OFFICERS AND DIRECTORS(1)           NUMBER(2)           PERCENT


 Nicholas T. Gihl   . . . . . . . . . . . . .    664,336(3)          8.2%


 Peter A. Nicholson   . . . . . . . . . . . .     22,299(4)           *


 Kevin O'Connor   . . . . . . . . . . . . . .    101,260             1.3


 Neil R. Taylor   . . . . . . . . . . . . . .    577,085(5)          6.7


 Frank Wood   . . . . . . . . . . . . . . . .     54,466(6)           *


 Julius J. Sparacino  . . . . . . . . . . . .  1,716,721(7)         21.3


 A.B. Siemer  . . . . . . . . . . . . . . . .  1,146,652(10)        14.2


 Kurt Priester  . . . . . . . . . . . . . . .  1,032,039(8)         12.7


 Kevin Roach . . . . . . . . . . . . . . . .         411              *


 James Potach  . . . . . . . . . . . . . . .       5,666(9)           *


 Edward R. Hurd  . . . . . . . . . . . . . .      12,000(10)          *


 Donald J. Kramer  . . . . . . . . . . . . .      12,000(10)          *


 All executive officers and directors
 as a group (12 persons) . . . . . . . . . .   5,344,935(11)        60.3


 Other 5% Holders

 The Capital Group Companies(13) . . . . . .     525,000             6.5

 Digital Electronics
 Corporation(12) . . . . . . . . . . . . . .     398,001             5.0


-------------------
 * Less than one percent.

(1) Unless otherwise indicated, address is c/o Total Control Products, Inc., 2001 North Janice Avenue, Melrose Park, Illinois 60160.
(2) Unless otherwise indicated in the footnotes to this table, the Company believes the individuals named in this table have sole voting and investment power with respect to all shares of Common Stock reflected in this table.
(3) Includes 575,700 shares held directly by Mr. Gihl, 72,000 shares held directly by Mr. Gihl's spouse, and 16,666 shares issuable upon the exercise of stock options, all of which are currently exercisable.
(4) Includes 21,666 shares issuable upon the exercise of options, all of which are currently exercisable.
(5) Represents 513,966 shares issuable upon the conversion of Mr. Taylor's Taylor Exchangeable Shares, 61,368 shares issuable upon the conversion of Taylor Exchangeable Shares owned by Mr. Taylor's spouse and 1,666 shares issuable upon the exercise of options, all of which are currently exercisable. Also includes 85 shares of Common Stock owned by Mr. Taylor's son. Mr. Taylor disclaims beneficial ownership of the shares issuable upon the conversion of Taylor Exchangeable Shares owned by his spouse.
(6) Represents 54,466 shares issuable upon the exercise of options, all of which are currently exercisable.
(7) Does not include shares owned by Mr. Sparacino's children, all of whom are adults who do not reside with Mr. Sparacino. Mr. Sparacino disclaims beneficial ownership of all such shares.
(8) Includes 233,010 shares owned by Mr. Priester's wife. Mr. Priester is the President of the Company's wholly-owned subsidiary, Computer Dynamics, Inc. Includes a warrant to purchase 100,000 shares of Common Stock of the Company, exercisable immediately.
(9) Includes 5,666 shares issuable upon the exercise of options, all of which are currently exercisable.
(10) Includes 12,000 shares issuable upon the exercise of options, all of which are currently exercisable.
(11) Includes the shares identified in Notes (3) through (10) above.
(12) Includes 18,000 shares owned by Mr. Keizo Wada, the President of Digital Electronics Corporation. Digital Electronic's address is 8-2-52 Nanko-Higashi, Suminoe-ku, Osaka, 559, Japan.
(13) The Capital Group Companies' address is 333 South Hope Street, 52nd
     Floor, Los Angeles, CA 90071.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than-10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during the 1998 fiscal year, all filing requirements applicable to its officers, directors and greater-than-10% beneficial owners were complied with, except that Mr. Dennis Marrano, the former Senior Vice President of Operations, was late with a single Form 4 filing.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TAYLOR TRANSACTION

In September 1996, the Company completed a series of transactions resulting in its holding 61.0% of the Class A Shares of Taylor. In the first step of this transaction, the Company acquired all of the voting stock of Taylor in exchange for aggregate consideration of $7.4 million, the right to receive contingent consideration as described below and 767,112 Taylor Exchangeable Shares. Of the $7.4 million, $2.2 million was in the form of a promissory note from Taylor to Neil R. Taylor, the former majority shareholder of Taylor, which was repaid in full with a portion of the proceeds of the Company's initial public offering, and the remainder was paid in cash at the closing. The 767,112 Taylor Exchangeable Shares are convertible into 767,112 shares of Common Stock of the Company at any time at the election of the holders of such shares.

Mr. Taylor and the former shareholders of Taylor also hold certain registration rights with respect to their shares of Common Stock issuable upon conversion of their Taylor Exchangeable Shares.

Under the Taylor Transaction, the former shareholders of Taylor are also entitled to receive certain contingent consideration pursuant to an earn-out formula. Under such formula, Taylor paid the former shareholders an aggregate amount of approximately $1.1 related to the year ended September 30, 1997. For the period between October 1, 1997 and September 30, 1998, if Net Revenues exceed $8.0 million, Taylor will pay to the former shareholders an aggregate amount equal to $1.0 million, and to the extent that Net Revenues during such period exceed $10.6 million, the Company will pay to the former shareholders an aggregate amount, not to exceed $3.0 million, equal to 50.0% of such excess. The Company has guaranteed the payment of all amounts of contingent consideration by Taylor to the former shareholders of Taylor.

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

Pursuant to an arrangement with Digital Electronics, the Company agreed that to the extent Taylor is required to make any payment of contingent consideration to the former shareholders of Taylor, the Company will transfer funds to Taylor in an amount equal to such contingent consideration. To the extent the Company funds a portion of a contingent payout, the Company is permitted to cause Taylor to issue additional Taylor Class A Shares to the Company in order to increase the Company's ownership interest in the outstanding Taylor Class A Shares by the following percentage: 2.0% multiplied by a fraction, the numerator of which is the entire contingent consideration payable to the shareholders and the denominator of which is $4.0 million. If the entire amount of contingent consideration is paid to the former Taylor shareholders, Digital Electronics' ownership interest in Taylor will be decreased to 36.5% and the Company's interest will be increased to 63.5%.

In connection with the payment of contingent consideration for the period ended September 30, 1997, the Company's ownership interest in Taylor increased from 61.0% to 61.5% and Digital Electronics ownership percentage decreased from 39.0% to 38.5%.

TESS TRANSACTION

On September 25, 1997, the Company's majority-owned subsidiary, Taylor Industrial Software, Inc. completed the sale of its TESS software product line operation (which had previously been classified as "asset held for sale") to an entity principally owned by Mr. Taylor.

Mr. Taylor, the former principal shareholder of Taylor, is a member of the Company's board of directors. The sale price was approximately $4 million.

In connection with this transaction, the Company loaned Mr. Taylor $2 million (U.S.) pursuant to a promissory note (the "Taylor Note") dated September 25, 1997. The Taylor Note bears interest at 8% per annum and is payable in five equal annual installments beginning on September 25, 1999 and ending on September 25, 2003. The Taylor Note is secured by 250,000 Taylor Exchangeable Shares currently held by Mr. Taylor.

CDI TRANSACTION

On October 5, 1997, the Company acquired substantially all of the assets of Computer Dynamics and certain other related entities pursuant to the terms of an Asset Purchase Agreement (the "Agreement") dated October 5, 1997 (the "CDI Transaction"). The consideration paid by the Company in connection with the CDI Transaction consisted of approximately $12.3 million in cash, 932,039 shares of common stock of the Company and a warrant (the "Warrant") to purchase 100,000 shares of common stock of the Company. The Warrant is immediately exercisable at a price of $12.875 per share and shall remain outstanding for a period of ten years.

Additionally, subject to certain adjustments, for five years after the closing, the Company shall pay CDI an annual payment ranging from $0 to $3.0 million for each year in which the year over year earnings of the acquired company exceed 110% to 125% of the base earnings for each period (each an "Earn Out Period"). Each such payment shall be made 50% in cash and 50% in common stock of the Company; provided however, that not more than 347,961 shares may be issued in connection with the payment of such consideration, and once such number of shares have been issued, all remaining payments shall be made in cash. The Company intends to seek shareholder approval to amend this agreement to remove the limitation of the number of shares that can be paid under the CDI Transaction. Each of the shares of Common Stock shall be valued based on their then fair market value at the end of each Earn Out Period.

Furthermore, the Company entered into a Registration Rights Agreement with CDI and its former majority shareholder, Mr. Kurt Priester, pursuant to which the portion of the shares of common stock of the Company issued to Mr. Priester and CDI in connection with the Transaction or issued pursuant to the Warrant are subject to certain piggy-back registration rights.

SENSORPULSE TRANSACTION

On December 31, 1997 the Company acquired substantially all of the assets of SensorPulse pursuant to the terms of an Asset Purchase Agreement among SensorPulse, Kevin Roach, Charles Harlfinger, and the Company. Subject to certain adjustments, the consideration paid by the Company consisted of 41,667 shares of Common Stock, approximately $1.25 million in cash and a four year earn out based upon income growth in the business conducted by SensorPulse prior to the closing.

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

The Company is party to a lease agreement, dated October 5, 1997, with Pelham Capital LLC, a limited liability corporation controlled by Kurt Priester, an officer/shareholder of the Company, pursuant to which the Company leases a 97,000 square foot manufacturing facility for its industrial computer workstation products located in Greenville, South Carolina. Annual rent under the lease is approximately $400,000, plus property taxes, insurance and utilities, and the lease terminates in September 2002. The Company currently subleases 32,000 square feet of this facility to a third party for approximately $100,000 annually through February 28, 2001. The Company has the right to request the sublessee vacate the space upon 60 days notice.

At March 31, 1998, Mr. Gihl, an executive officer and significant shareholder of the Company, was indebted to the Company in the amount of $203,327 pursuant to two promissory notes bearing interest at a rate per annum equal to 1.0% above the prime rate, maturing on December 16, 1998. Interest is being accrued quarterly under these notes, and all amounts outstanding under these notes are secured by a pledge of Mr. Gihl's shares of Common Stock.

The Company purchases all of the flat panel display screens that are the principal hardware component incorporated in its graphics-based operator interface product line from Digital Electronics, which owns 380,001 shares of Common Stock, representing 5.0% of the outstanding Common Stock, and owns 38.5% of the Taylor Class A Shares. Keizo Wada, the President and Chairman of Digital Electronics, owns 18,000 shares of the Common Stock of the Company. Hardware purchases by the Company from Digital Electronics totaled $8.8 million, $10.2 million and $14.6 million for fiscal 1996, 1997 and 1998, respectively. Mr. Gihl is a member of the Board of Directors of Digital Electronics since June of 1996. Digital Electronics is permitted to have a representative present at all regularly scheduled quarterly board meetings of the Company. Such representative does not vote, and receives $2,500 for each board meeting attended plus reimbursement for all out-of-pocket costs and expenses. The Company has nominated this representative of Digital Electronics for election to the Company's Board of Directors for fiscal 1999.

In November 1996, Taylor entered into a two-year consulting agreement with Digital Electronics whereby Digital Electronics has agreed to provide certain product development and marketing consulting services to Taylor in exchange for compensation of $200,000 per year. This agreement terminates in October 1998.

On September 12, 1997, the Company entered into an Original Equipment Manufacturer's Purchase Agreement (the "OEM Agreement"), dated as of April 1, 1997, with Digital Electronics, Moritani America, Inc. and Inde Electronics, Inc. The Agreement modifies the terms of the Original Equipment Manufacturer's Purchase Agreement among the same parties dated January 1, 1991. Pursuant to the OEM Agreement, Digital Electronics, the Company's principal hardware supplier, agreed to supply to the Company certain computer hardware products for market and sale on an exclusive basis in North and

South America. The Agreement extends the arrangement between the Company and Digital Electronics until January 31, 2005. Effective April 1, 1997, The Company and Digital Electronics also entered into an agreement regarding the operation and conduct of Taylor's business.

In March 1997, the Company acquired 10,000 shares of the outstanding common stock of Digital Electronics (1,000 of which the transaction to acquire the shares closed on April 1, 1998), or 0.17% of the outstanding common stock. Mr. Gihl individually owns 10,000 shares of Digital Electronics' common stock, or 0.17% of the outstanding common shares. The Company has accounted for this investment using the cost method of accounting and included in the Company's consolidated balance sheet as of March 31, 1998 is an investment of Digital Stock of approximately $250,000.

In November 1995, the Company purchased a 40% interest in ProFace, a joint venture among the Company, Digital Electronics and Moritani America, Inc. ("Moritani America"). Moritani America (which, together with its parent, Moritani & Co., owns an aggregate of 291,501 shares of the Company's Common Stock) acts as the import broker of Digital Electronics' products on behalf of the Company. ProFace, an industrial automation products distributor located in the Netherlands, distributes the Company's and Digital Electronics' products in Europe. This investment is accounted for by the Company under the equity method. ProFace did not have significant operations during fiscal 1996. For fiscal 1997 and 1998, respectively, the Company's share of net earnings of the joint venture was $79,425 and $97,489.

Neil Taylor, a director of the Company, together with his wife, received a $2.2 million note (which was repaid with a portion of the proceeds of the initial public offering), $3.7 million in cash, 575,334 Taylor Exchangeable Shares and the right to receive certain contingent consideration in connection with the Taylor Transaction. Prior to the Taylor Transaction, Neil Taylor and his wife loaned Taylor an aggregate of $230,000. This loan was repaid in full during fiscal 1998.

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

3.   Exhibits. See Item (c) below.

(b)  Reports of Form 8-K.

     The Company filed a Current Report on Form 8-K (date of report, August 4,
1997), covering item 5 to report the execution of a letter of intent regarding the sale of the TESS product line.

     The Company filed a Current Report on Form 8-K (date of report, September 22, 1997), covering item 5 to report the execution of a letter of intent regarding the CDI transaction.

     The Company filed a Current Report on Form 8-K (date of report, September 12, 1997), covering item 5 to report the OEM Agreement with Digital.

     The Company filed a Current Report on Form 8-K (date of report, September 25, 1997), covering item 5 to report the consummation of the sale of the sale of the TESS product line.

     The Company filed a Current Report on Form 8-K (date of report, October 5,
1997), covering item 2 to report the consummation of the acquisition of CDI.

     The Company filed an Amendment to its Current Report on Form 8-K (date of report, October 5, 1997), covering item 7 which included audited financial statements of CDI and unaudited pro forma financial information regarding the Company and CDI.

     The Company filed a Current Report on Form 8-K (date of report, December 31, 1997), covering item 5 to report the consummation of the acquisition of certain assets of SensorPulse Corp.

     Subsequent to the end of the period covered by this Report, the Company filed a Current Report on Form 8-K (date of report, June 8, 1998), covering item 5 to report the consummation of the acquisition of certain assets constituting the Deeco Systems division of Lucas Automation and Control Engineering, Inc.

(c)  Exhibits

The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K. As used in the list of Exhibits below, "Registrant" and the "Company" refers to Total Control.

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

 * 10.5        Employment Agreement by and between the Company and Nicholas Gihl

 * 10.6        Employment Agreement by and between the Company and Neil R.
               Taylor

 * 10.7        Employment Agreement by and between the Company and Frank Wood


 * 10.8        Employment Agreement by and between the Company and Peter
               Nicholson

   10.8.1 First Amendment to Employment Agreement by and between the Company and Peter Nicholson (Incorporated by reference to Exhibit
               10.11.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

   10.8.2 Second Amendment to Employment Agreement by and between the Company and Peter Nicholson

 * 10.9        Employment Agreement by and between the Company and Dennis
               Marrano

 * 10.10       Employment Agreement by and between Tara Products, Inc. and John
               Sheridan, as amended

 * 10.11 Loan and Security Agreement by and between the Company and American National Bank

   10.11.1 Letter Amendment to Loan and Security Agreement (Incorporated by reference to Exhibit 10.11.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

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

 * 10.23       $111,486.36 Promissory Note of Nicholas Gihl payable to the
               Company

 * 10.26       $35,767.25 Promissory Note of Nicholas Gihl payable to the
               Company

 * 10.27 Lease Agreement, by and between First National Bank of La Grange, as Trustee u/t/a #3081 and the Company, as extended

 * 10.28       Agreement by and between the Company and Digital Electronics
               Corporation

   10.29       Original Equipment Manufacturer's Purchase Agreement dated as of
               April 1, 1997, by and among the Company, Digital Electronics
               Corporation, Moritani America, Inc. and Inde Electronics, Inc.
               (Incorporated by reference to Exhibit 10.1 to the Registrant's
               Current Report on Form 8-K for an Event Dated September 12,
               1997).



   10.30 Asset Purchase Agreement dated as of August 1, 1997 by and among the Registrant, Taylor Industrial Software, Inc., an Alberta corporation, Taylor Industrial Software (USA), Inc., a Nevada corporation, Taylor Manufacturing Systems, Inc., a Georgia corporation and Neil Taylor. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K for an Event Dated September 25, 1997).

   10.31       Promissory Notes dated September 25, 1997, executed by Neil
               Taylor. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K for an Event Dated
               September 25, 1997).

   10.32       Asset Purchase Agreement dated October 5, 1997 by and among the
               Registrant, Kurt Priester, Priester Charitable Remainder
               Unitrust, Priester Foundation, Computer Dynamics, Inc., Computer
               Dynamics Services, Inc., Computer Dynamics Mfg., Inc., Sue
               Priester d/b/a Lines Unlimited, SC Acquisition #1 and SC
               Acquisition #2. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K for an Event Dated
               October 5, 1997).

   10.32 Warrant dated October 5, 1997 by and between the Registrant and Kurt Priester. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K for an Event Dated
               October 5, 1997).

   10.33 Registration Rights Agreement dated October 5, 1997 by and among the Registrant, Kurt Priester and Computer Dynamics, Inc.
               (Incorporated by reference to Exhibit 10.3 to the Registrant's
               Current Report on Form 8-K for an Event Dated October 5, 1997).


   10.34       Employment Agreement dated October 5, 1997 by and between SC
               Acquisition #1, Inc. and Kurt Priester.   (Incorporated by
               reference to Exhibit 10.3 to the Registrant's Current Report on
               Form 8-K for an Event Dated October 5, 1997).

   10.35       Asset Purchase Agreement dated December 31, 1997 by and among the
               Registrant, SensorPulse Corp., Kevin Roach, Charles Harlfinger
               and SPC Acquisition, Inc.    (Incorporated by reference to
               Exhibit 10.1 to the Registrant's Current Report on Form 8-K for
               an Event Dated December 31, 1997).

   10.36       Acquisition Agreement dated as of June 8, 1998 by and between VA
               Acquisition Corp., an Illinois corporation, and Lucas Automation and Control Engineering, Inc., a Virginia corporation.
               (Incorporated by reference to Exhibit 10.1 to the Registrant's
               Current Report on Form 8-K for an Event Dated June 8, 1998).

   10.37       Guaranty Agreement dated as of June 8, 1998 executed by
               Registrant.   (Incorporated by reference to Exhibit 10.2 to the
               Registrant's Current Report on Form 8-K for an Event Dated June
               8, 1998).



   11.1        Statement regarding computation of per share earnings

   21.1        Subsidiaries of the Registrant

   23.1        Consent of Arthur Anderson, LLP, dated June 26, 1998

   27.1        Financial Data Schedule (EDGAR only)

-----------------------
  * Incorporated by reference to Total Control's Registration Statement on Form S-1, File No. 333-18539.

                                     SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       TOTAL CONTROL PRODUCTS, INC.
                             (Registrant)

                         By:  /s/ Nicholas T. Gihl
                            -------------------------------------
                            Nicholas T. Gihl
                            Chairman and Chief Executive Officer
                            (Principal Executive Officer)


                         By: /s/ Peter A. Nicholson
                            -------------------------------------
                            Peter A. Nicholson
                            Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)


Date:    June 26, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature            Title                             Date
         ----------           ------                            -----
     /s/ Nicholas T. Gihl     Chairman, President, Chief        June 26, 1998
---------------------------   Executive Officer and Director
   Nicholas T. Gihl

    /s/ Neil R. Taylor        Director                          June 26, 1998
---------------------------
   Neil R. Taylor

   /s/ Edward Hurd            Director                          June 26, 1998
---------------------------
    Edward Hurd

  /s/ Donald Kramer           Director                          June26, 1998
---------------------------
     Donald Kramer

  /s/ Julius J. Sparacino     Director                          June 26, 1998
---------------------------
   Julius J. Sparacino

  /s/ A. B. Siemer            Director                          June 26, 1998
---------------------------
    A. B. Siemer