Form 10-Q
period 1998-06-30
TOTAL CONTROL PRODUCTS INC
filed 1998-08-13
CIK 916502

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                   (MARK ONE)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                                           Yes   X              No
                                               --------            ------

 NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON AUGUST 13, 1998:
 8,049,780 SHARES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                        A S S E T S                                                  MARCH 31,         JUNE 30,
                                                                                                       1998              1998
                                                                                                  --------------    --------------
                                                                                                                       (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                                                                      $   1,882,735     $     153,841
    Trade receivables, net of allowances of $365,000 and $420,000 at March 31 and June 30,
       1998, respectively                                                                             11,172,301        12,565,740
    Raw materials inventory                                                                            5,803,680         9,964,034
    Work in process and finished goods inventory                                                       7,716,857         7,437,451
    Prepaid and deferred expenses-
       Taxes                                                                                             575,864           581,430
       Other                                                                                             523,264           719,030
                                                                                                   -------------     -------------
                  Total current assets                                                                27,674,701        31,421,526
                                                                                                   -------------     -------------
PROPERTY AND EQUIPMENT, net                                                                            3,885,919         4,563,627

OTHER ASSETS:
    Goodwill, net                                                                                     24,134,357        26,279,517
    Receivables from officers                                                                          2,285,519         2,325,521
    Other long-term assets                                                                             2,818,843         3,983,541
                                                                                                   -------------     -------------
                  Total other assets                                                                  29,238,719        32,588,579
                                                                                                   -------------     -------------
                                                                                                     $60,799,339       $68,573,732
                                                                                                   -------------     -------------
                                                                                                   -------------     -------------

              The accompanying notes are an integral part of these
                       consolidated financial statements

                  TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                       LIABILITIES AND SHAREHOLDERS' EQUITY                                         MARCH 31,          JUNE 30,
                                                                                                       1998              1998
                                                                                                  --------------    --------------
                                                                                                                     (UNAUDITED)
CURRENT LIABILITIES:
    Current maturities of long-term debt                                                          $       48,589    $       34,628
    Accounts payable                                                                                   3,661,530         4,415,341
    Accrued expenses-
       Income taxes                                                                                    2,513,956         1,922,297
       Commissions                                                                                       693,295           590,884
       Payroll                                                                                         1,097,314         1,814,733
       Other                                                                                           2,463,295         2,855,020
    Deferred revenue                                                                                     997,433           894,597
                                                                                                 ---------------   ---------------
                  Total current liabilities                                                           11,475,412        12,527,500
                                                                                                 ---------------   ---------------


LONG-TERM LIABILITIES:
    Notes payable to bank                                                                             12,988,616        18,611,029
    Other                                                                                                769,119           652,647
                                                                                                 ---------------   ---------------
                  Total long-term liabilities                                                         13,757,735        19,263,676
                                                                                                 ---------------   ---------------


COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARY                                                                        1,141,333         1,024,566


SHAREHOLDERS' EQUITY:
    Common stock, no par value; 22,500,000 shares authorized; 7,932,185 and 8,049,780
       shares issued and outstanding at March 31 and June 30, 1998, respectively                      35,053,113        35,167,752
    Class C Exchangeable common stock of subsidiary, no par value; unlimited shares authorized; 737,112 shares issued and outstanding at March 31 and June 30, 1998,
       respectively                                                                                    4,641,110         4,641,110

    Accumulated deficit                                                                               (5,228,678)       (4,017,010)
    Other                                                                                                (40,686)          (33,862)
                                                                                                 ---------------   ---------------
                  Total shareholders' equity                                                          34,424,859        35,757,990
                                                                                                 ---------------   ---------------
                                                                                                     $60,799,339       $68,573,732
                                                                                                 ---------------   ---------------
                                                                                                 ---------------   ---------------

The accompanying notes are an integral part of these consolidated financial statements

                  TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1998
                                   (Unaudited)

                                                                       1997                      1998
                                                                   ----------                 -------
NET SALES                                                          $12,487,388               $16,926,237

COST OF GOODS SOLD                                                   5,655,409                 7,972,872
                                                               ---------------           ---------------
                  Gross profit                                       6,831,979                 8,953,365
                                                               ---------------           ---------------
OPERATING EXPENSES:
    Sales and marketing                                              3,050,495                 3,428,564
    Research and development                                         1,257,977                 1,573,984
    General and administrative                                       1,101,159                 1,300,589
    Amortization of goodwill                                           140,400                   556,921
                                                               ---------------           ---------------
                  Income from operations                             1,281,948                 2,093,307
                                                               ---------------           ---------------
OTHER INCOME (EXPENSE):
    Interest, net                                                      (41,830)                 (224,513)
    Earnings in foreign joint venture                                    8,877                    63,086
    Other income (expense), net                                           (980)                    7,021
                                                               ---------------           ---------------
                  Income before income taxes and
                     minority interest                               1,248,015                 1,938,901

PROVISION FOR INCOME TAXES                                             535,000                   844,000
                                                               ---------------           ---------------
                  Income before minority interest                      713,015                 1,094,901

MINORITY INTEREST IN LOSS OF SUBSIDIARY                                135,523                   116,767
                                                               ---------------           ---------------
                  Net income                                      $    848,538              $  1,211,668
                                                               ---------------           ---------------
                                                               ---------------           ---------------
BASIC NET INCOME PER SHARE                                      $         0.12              $       0.15
                                                               ---------------           ---------------
                                                               ---------------           ---------------
DILUTED NET INCOME PER SHARE                                    $         0.11              $       0.14
                                                               ---------------           ---------------
                                                               ---------------           ---------------
Weighted average number of common and common
    equivalent shares outstanding:
          Basic shares                                               6,916,000                 7,989,000
          Plus dilutive effect of stock options and
            Class C Exchangeable common stock of subsidiary            893,000                   891,000
                                                               ---------------           ---------------
          Diluted shares                                             7,809,000                 8,880,000
                                                               ---------------           ---------------
                                                               ---------------           ---------------


        The accompanying notes are an integral part of these consolidated financial statements.

                  TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1998
                                   (Unaudited)

                                                                                 1997                    1998
                                                                              --------                -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income for the period                                               $  848,538            $  1,211,668
    Adjustments to reconcile net income to net cash provided by
       (used in) operating activities-
          Minority interest in loss of subsidiary                             (135,523)               (116,767)
          Depreciation and amortization                                        335,525                 894,690
          Earnings in foreign joint venture                                     (8,877)                (63,086)
          Changes in operating assets and liabilities-
             Trade receivables                                                 421,110                 225,715
             Inventory                                                         242,053              (1,764,743)
             Prepaid expenses and other assets                                (348,101)               (256,222)
             Accounts payable, accrued expenses and other
                 liabilities                                                   421,956              (1,144,367)
             Deferred revenue                                                   62,315                (102,836)
                                                                            ----------              ----------
                  Net cash provided by (used in) operating
                     activities                                              1,838,996              (1,115,948)
                                                                            ----------              ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash paid for businesses acquired, net                                           -              (5,586,450)
    Purchases of property and equipment                                       (371,444)               (507,741)
    Purchases of other assets                                                        -                (248,670)
    Other                                                                      (31,900)                  6,824
                                                                            ----------              ----------
                  Net cash used in investing activities                       (403,344)             (6,336,037)
                                                                            ----------              ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in notes payable to bank                          (265,239)              5,872,413
    Payments on long-term debt and notes payable                              (169,236)               (263,961)
    Proceeds from sale of common stock                                               -                 114,639
    Payment of offering costs                                                 (300,000)                      -
                                                                            ----------              ----------
                  Net cash (used in) provided by financing
                     activities                                               (734,475)              5,723,091
                                                                            ----------              ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               701,177              (1,728,894)

CASH AND CASH EQUIVALENTS, beginning of period                                 221,967               1,882,735
                                                                            ----------              ----------
CASH AND CASH EQUIVALENTS, end of period                                  $    923,144            $    153,841
                                                                            ----------              ----------
                                                                            ----------              ----------
SUPPLEMENTAL DISCLOSURE:
    Cash paid during the period for-
       Income taxes                                                        $    14,570            $  1,414,000
       Interest                                                                 80,320                 265,000
                                                                            ----------              ----------
                                                                            ----------              ----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30,1998
                                   (Unaudited)

NOTE 1

The consolidated financial information herein is unaudited, other than Consolidated Balance Sheet information as of March 31, 1998, which is derived from audited financial statements.

In the opinion of the Company, the accompanying interim consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1998, the results of operations for the three months ended June 30, 1998 and 1997 and changes in cash flows for the three months ended June 30, 1998 and 1997.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 1998 annual report on Form 10-K filed with the Securities and Exchange Commission.

The results for the quarter ended June 30, 1998, are not necessarily indicative of the results to be expected for the entire year.

NOTE 2

On June 5, 1998, the Company acquired substantially all of the net operating assets of the Deeco Systems (Deeco) division of Lucas Automation and Control Engineering, Inc., a designer and manufacturer of flat panel factory automation products. The consideration paid by the Company in conjunction with the acquisition consisted of $5.5 million cash funded by the Company's existing line of credit facility. The Company accounted for this transaction as a purchase and on a preliminary basis, the excess of purchase price over the fair value of identified net assets acquired of approximately $2.6 million has been recorded as goodwill and is being amortized over seventeen years from the date of acquisition. The final purchase accounting allocations will be determined based on a final determination of fair value. The final determination of fair value could differ from the preliminary evaluation used herein.



Additionally, the Company shall pay an earn-out of up to $2 million if certain financial targets are attained for the twelve month period ending January 31, 1999.

As a result of this transaction, the Company's bank amended the covenants related to the Company's existing line of credit agreement. The Company was in compliance with these covenants as of June 30, 1998.


As part of this transaction, the Company created a wholly-owned subsidiary, Deeco Systems, Inc.

At the date of acquisition, the Company announced its plans to close the Deeco facility and merge its operations into the operations of CDI, at the Company's Greenville, South Carolina, facility. All non-sales employees will be relocated or terminated. The Company expects to exit this activity during fiscal 1999. The Company expects to incur relocation and severance costs of approximately $660,000 and facility related costs of approximately $250,000 as the costs to exit this activity and involuntarily relocate or terminate employees. These costs were accrued for in other accrued expenses and included as a component of purchase price and captured as a portion of total goodwill recorded related to this transaction in accordance with EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination".

NOTE 3

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income." This statement defines comprehensive income as net income plus non-owner changes in equity. Comprehensive income for the three months ended June 30, 1997 and 1998, is as follows:

                                     1997                1998
                                     ----                ----
Net income                         $ 848,538         $1,211,668
Non-owner changes in equity           (3,057)             6,824
                                   ---------         ----------
Comprehensive income               $ 845,481         $1,218,492
                                   ---------         ----------
                                   ---------         ----------

NOTE 4

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after March 31, 1998 (and, at the company's election, before April 1, 1998).

The Company has not yet quantified the impacts of adopting Statement 133 on its financial statements and has not determined the timing of or method of its adoption of Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.

NOTE 5

Subsequent to June 30, 1998, the Company extended its existing line of credit agreements. As amended, the lines of credit expire July 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company designs, develops and markets products and technology for the control segment of the industrial automation market. The Company's broad range of products are used to define, monitor and maintain the operation, sequencing and safety of industrial equipment and machinery on the factory floor. These products include closed architecture control and PLC operator interface devices, industrial computers and flat panel monitors and open architecture control software and systems, and are sold primarily through an international network of independent distributors.

The Company's net sales include revenues from sales of products, software license fees, software maintenance and services. The Company's principal operator interface product line, QuickPanel, accounted for 63.4% and 42.7% of net sales for the three months ended June 30, 1997 and 1998, respectively.

A key element of the Company's strategy has been to expand the breadth of its factory floor automation products offered through its distributor network in order to provide innovative solutions for automation to end users. In September 1996, the Company acquired a controlling interest in Taylor Industrial Software, Inc. (Taylor), an Edmonton, Alberta-based developer of PC-control software, client/server program management software, graphical operator interface software and PLC configuration and support software. In October 1997, the Company acquired substantially all of the net assets of Computer Dynamics, Inc. (CDI), a South Carolina-based manufacturer of industrial computers. On December 31, 1997, the Company acquired substantially all of the net assets of SensorPulse Corp. (SensorPulse), a Massachusetts-based designer and developer of industrial signal conditioning products and networked input/output (I/O) devices. During the three months ended June 30, 1998, the Company acquired the net assets of the Deeco Systems (Deeco) division of Lucas Automation and Control Engineering, Inc., a designer and manufacturer of flat panel factory automation products. These acquisitions expanded the Company's product line, allowing it to capitalize on the growing trends towards interoperable technology products, and gave the Company a platform from which to develop new products incorporating these new technologies into the Company's traditional products.

All of these acquisitions (including the Company's acquisition of Cincinnati Dynacomp, Inc. (Cincinnati) in January 1996) were accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. In connection with the Company's acquisitions, the Company recorded approximately $28.5 million of goodwill (which will be increased in the event any future contingent consideration is paid), which is being amortized on a straight-line basis over 7 to 17 years.

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

The Company cautions readers that certain important factors may affect the Company's actual results and could cause results to differ materially from forward-looking statements which may be deemed to have been made in this Form 10-Q, or which are otherwise made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions, the availability and cost of supply materials for the Company's products, the timely development and market acceptance of the Company's products, the Year 2000 issues discussed below, and other risks detailed under the caption "Risk Factors" in Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998, or otherwise described herein or detailed from time to time in the Company's Securities and Exchange Commission filings.

The Year 2000 or "Y2K" problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

As a part of the initial phase of the Company's Year 2000 compliance program, the Company conducted a comprehensive internal review of its computer systems and products to identify the systems that could be affected by the Year 2000 problem, including both "information technology" systems (such as software that processes financial and other information) and non-information technology (such as micro-processors embedded in the Company's products). The Company is in the process of completing the final phase of its Year 2000 compliance program, which involves (1) the implementation of its existing remediation plan to resolve the Company's internal Year 2000 issues, (2) the identification of any potential Year 2000 issues with the Company's material vendors and suppliers, and (3) the testing of potentially effected Company product for Year 2000 compliance and communication of results to customers.

The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 issue will not pose significant operational problems for the Company's internal computer systems as so modified and converted. However, if such modifications and conversions are not completed on a timely basis, the Year 2000 problem may have a material adverse impact on the operations of the Company. In addition, in the event that any of the Company's significant suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. The Company has yet to make a final determination of the aggregate amount of costs that will be incurred in connection with making its systems Year 2000 compliant; however, the Company's management believes the total cost will not exceed $200,000.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

NET SALES. Net sales increased 36% to $16.9 million for the three month period ended June 30, 1998 compared to $12.5 million for the three month period ended June 30, 1997. This increase resulted primarily from the incremental results associated with the CDI, SensorPulse and Deeco acquisitions, for the three months ended June 30, 1998 of approximately $5.4 million, which were offset by a reduction in sales in the Company's operator interface products.

GROSS PROFIT. Cost of goods sold consists primarily of expenses for components and subassemblies, subcontracted labor, direct labor and manufacturing overhead. Gross profit increased 31% to $9.0 million for the three months ended June 30, 1998 from $6.8 million for the three months ended June 30, 1997. Gross margin decreased to 52.9% for the three months ended June 30, 1998 from 54.7% for the three months ended June 30, 1997. The decrease in gross margin related to a shift in sales mix from higher margin graphics-based operator interface products and software to lower margin industrial computers and signal conditioning devices resulting in a decrease of gross margin of 2.4%. The shift in sales mix resulted primarily from the Company's acquisitions during the preceding year. The impact of the shift in sales mix was partially offset by a reduction in the material cost of the QuickPanel, due to favorable Yen fluctuations.

SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel costs, sales commissions paid to the Company's independent sales representatives, advertising, product literature, trade shows, distributor promotions and depreciation on equipment used for sales related activities. Sales and marketing expenses increased 12% to $3.4 million for the three months ended June 30, 1998 from $3.1 million for the three months ended June 30, 1997. Approximately $500,000 of the increase resulted from costs associated with the operations of the companies acquired during the preceding year. This increase was partially offset by a reduction in commissions earned by third party sales representatives and variable direct sales force compensation.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs, engineering supplies, development equipment, depreciation and overhead costs. Research and development expenses increased 25% to $1.6 million for the three months ended June 30, 1998 from $1.3 million for the three months ended June 30, 1997. The increase resulted primarily from approximately $416,000 of product development costs related to the companies acquired during the preceding year, offset by a reduction in third party development costs and payroll costs of approximately $100,000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel costs related to finance, information systems, and general management functions, as well as professional fees related to legal, audit and tax services. General and administrative expenses increased 18% to $1.3 million for the three months ended June 30, 1998 from $1.1 million for the three months ended June 30, 1997. The increase resulted primarily from approximately $444,000 in general and administrative expenses related to the companies acquired during the preceding year. This increase was offset by a reduction in payroll and related benefits.

AMORTIZATION OF GOODWILL. Amortization of goodwill relates to the Cincinnati, Taylor, CDI, SensorPulse and Deeco acquisitions, which are being amortized over seven to seventeen years from the date of acquisition. Amortization expense increased to $557,000 for the three months ended June 30, 1998 from $140,000 for the three months ended June 30, 1997 due to an increase in total Taylor goodwill related to the $1.1 million earnout payment to the former Taylor shareholders in fiscal 1998 and the approximately $2.5 million increase related to the sale of the Company's labor scheduling product line in September 1997. The remaining increase related to the inclusion of CDI, SensorPulse and Deeco for the three months ended June 30, 1998.

INTEREST EXPENSE AND OTHER, NET. Interest expense and other, net increased to $154,000 for the three months ended June 30, 1998 from $34,000 for the three months ended June 30, 1997. The increase primarily related to an increase in average debt outstanding as debt was incurred during the preceding year related to the CDI, SensorPulse and Deeco acquisitions.

PROVISION FOR INCOME TAXES. Provision for income taxes increased to $844,000 for the three months ended June 30, 1998 from $535,000 for the three months ended June 30, 1997. The effective tax rate for the three-month period ended June 30, 1998 was 43.5% as compared to the effective tax rate of 42.9% for the three months ended June 30, 1997. This increase was primarily due to an increase in non-deductible goodwill amortization related to increases in capitalized goodwill due to a $1.1 million earnout payment to the former Taylor shareholders in fiscal 1998 and a $2.5 million increase in goodwill related to the sale of the Company's labor scheduling product line in September 1997.

MINORITY INTEREST IN LOSS OF SUBSIDIARY. A minority interest representing Digital Electronic's 38.5% share (39% for the three month period ended June 30, 1997) of the net income or loss of Taylor is recorded on the Company's statements of operations. The Company's ownership of Taylor Class A Shares may increase by up to an additional 2.0% based on the amount of contingent consideration paid by the Company in connection with the acquisition. To the extent the equity interest of the Company in Taylor increases, the percentage applied to calculate minority interest will be reduced by a corresponding amount. The minority interest benefit of $136,000 and $117,000 for the three months ended June 30, 1997 and 1998, respectively, represents the minority interest share of the loss recorded by Taylor during the period.

LIQUIDITY AND CAPITAL RESOURCES

     In March 1997, the Company completed an initial public offering of its Common Stock. Net proceeds of $11.0 million from this offering were used to repay certain indebtedness, primarily borrowings under the Company's bank lines of credit and certain acquisition indebtedness.

     The Company has bank lines of credit aggregating $19.0 million. Prior to the acquisition of CDI on October 5, 1997, the Company had bank lines of credit aggregating $10.0 million. The amount that the Company is entitled to borrow under such lines of credit is based on 80.0% to 85.0% of eligible trade accounts receivable and 50.0% of eligible inventory, up to $8.0 million, of its respective operations. Based on this formula, the Company would have had approximately $8.4 million and $3.2 million of available borrowings under its line of credit at March 31 and June 30, 1998, respectively. All funds advanced pursuant to the lines of credit are secured by substantially all of the assets of the Company, and such lines of credit expire in July 1999. The interest rate on borrowings under the lines of credit varies based on certain financial ratios from LIBOR plus 1.5% to LIBOR plus 2%, or in the case of a $1.0 million line of credit related to Taylor, the bank's prime lending rate. Subsequent to June 30, 1998, the Company extended its line of credit agreements. As amended, the lines of credit expire July 31, 2000.

     In connection with the acquisition of CDI, the Company also entered into a $4.0 million term note with its bank. Interest is calculated at the bank's prime rate and is payable monthly. Principal of $250,000 is paid quarterly, and commencing September 30, 1998, all cash flow in excess of the debt service coverage, as defined, shall be applied to pay down the outstanding principal balance on the note. The note is secured by substantially all of the Company's assets.

     Cash provided by (used in) operating activities was $1,839,000 and $(1,116,000) for the three months ended June 30, 1997 and 1998, respectively. In 1997 the Company's cash flow from operations related primarily to increased income for the period and growth in payables and accruals combined with reductions in accounts receivable and inventory balances during the period. In 1998, the Company experienced increased income offset by increases in inventory and prepaid and other expenses and reductions in accounts payable, accrued expenses and deferred revenue.

     Net cash used in investing activities totaled $403,000 and $6,336,000 for the three months ended June 30, 1997 and 1998, respectively. In 1997, the activities consisted primarily of purchases of property and equipment. In 1998, the activities consisted primarily of the purchase of the net assets of Deeco, amounts paid to third parties for new product development and purchases of property and equipment.

     Net cash (used in) provided by financing activities totaled $(734,000) and $5,723,000 for the three months ended June 30, 1997 and 1998, respectively. In 1997, the activities consisted of the payment of costs related to the Company's initial public offering in March of 1997 and the repayment of amounts owed under long-term debt obligations and the Company's lines of credit. In 1998, the activities consisted of borrowings to finance the Company's acquisition of Deeco and the sale of common stock through the Company's stock option and employee stock purchase plans, offset by payments made on debt primarily related to the acquisition of CDI.

     See the Company's Annual Report on Form 10-K for a discussion of payments of contingent consideration under the terms of the Cincinnati, Taylor, CDI, SensorPulse and Deeco Transactions which the Company may become obligated to pay.

     Management believes funds generated from operations and borrowings available under the existing bank credit facilities or replacement facilities will be sufficient to finance the Company's operations at least through the end of fiscal 1999. In the event the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially, and there can be no assurance that additional capital will be available on terms acceptable to the Company, if at all.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In 1996, Wesco Distribution Incorporated ("Wesco"), a former distributor of Cincinnati, initiated litigation against one of its customers, Joslyn Sterilizer, Inc. ("Joslyn") to collect approximately $50,000 of invoices for computer software and equipment purchased by the customer, including equipment supplied by Cincinnati. The customer then filed a counterclaim against Wesco alleging that the software and equipment contained defects and seeking damages in the amount of approximately $1.6 million. On February 14, 1997, Wesco impleaded Tara Products, Inc. ("Tara"), the Company's wholly-owned subsidiary, which has been dissolved, seeking indemnification from Tara for damages suffered by Wesco resulting from any product defects. This suit (the "Lawsuit") was filed in the New York Supreme Court for Monroe County. On May 23, 1997, the New York Supreme Court for Monroe County dismissed Wesco's third-party complaint against Tara without prejudice on the grounds that under a distribution agreement between Wesco and Tara's predecessor, any litigation between the two companies must be brought in the Court of Common Pleas for Claremont County, Ohio. Wesco may still seek indemnification from the Company in Ohio. While the Company has not conducted any formal investigation or taken any discovery, it believes that Tara would have a meritorious defense to such an action.

On May 7, 1997, Joslyn filed a complaint against Tara, the Company and Tara's predecessors, Cincinnati Electrosystems Inc., and Cincinnati Dynacomp, Inc., in the Supreme Court for Monroe County, New York, alleging substantially the same facts against those defendants as it did against Wesco in the counterclaim. In response to Joslyn's complaint, the defendant's filed a motion for summary judgement which was granted in part and denied in part. With respect to such matters that it was unsuccessful, the Company filed a response on January 19, 1998. Again, while this action is in the preliminary stages and no formal discovery has been initiated, the Company believes that it and the other defendants have meritorious defenses, and the Company intends to vigorously defend this action. There can be no assurance, however, that the defendants will prevail in this action. If the defendants do not prevail, or if they settle the action, the Company could be required to make payments to Joslyn. The Company does not, however, believe that any such payments, if required to be made, would have a material adverse effect on the Company's financial condition or results of operations.

The Company is not involved in any other material legal proceedings.


ITEM 2.  CHANGES IN SECURITIES
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a).  Exhibits

                  Exhibit 11.1 - Statement regarding computation of per share earnings

                  Exhibit 27 - Financial Data Schedule (EDGAR version only)

         (b).   Reports on Form 8-K for the quarter ended June 30, 1998.

                  (1) The Company filed a report on Form 8-K for an event dated
                      June 8, 1998, pursuant to Item 2, reporting the acquisition of substantially all of the assets of the Deeco Systems division of Lucas Automation and Control Engineering, Inc.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  TOTAL CONTROL PRODUCTS, INC..
                         (Registrant)

                    By:  /s/ Nicholas T. Gihl
                        ---------------------------------
                        Nicholas T. Gihl
                        Chairman and Chief Executive Officer
                        (Principal Executive Officer)


                    By:  /s/ Peter A. Nicholson
                        ---------------------------------
                        Peter A. Nicholson
                        Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)


Date:    August 13, 1998