Form 10-Q
period 1998-09-30
TOTAL CONTROL PRODUCTS INC
filed 1998-11-16
CIK 916502

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                   (MARK ONE)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                          Yes   X              No ______
                              ----

       NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON NOVEMBER 16, 1998:
                                8,032,818 SHARES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        March 31,       September 30,
                                        A S S E T S                                       1998              1998
                                        -----------                                       ----              ----
CURRENT ASSETS:                                                                                           (unaudited)
    Cash and cash equivalents                                                          $ 1,882,735          $ 1,205,066
    Trade receivables, net of allowances of $365,000 and $420,000 at March 31
       and September 30, 1998, respectively                                             11,172,301           13,825,740
    Raw materials inventory                                                              5,803,680           10,499,679
    Work in process and finished goods inventory                                         7,716,857            6,793,201
    Prepaid and deferred expenses-
       Taxes                                                                               575,864            1,095,721
       Other                                                                               523,264              776,588
                                                                                       -----------          -----------
                  Total current assets                                                  27,674,701           34,195,995
                                                                                       -----------          -----------
PROPERTY AND EQUIPMENT, net                                                              3,885,919            4,621,599

OTHER ASSETS:
    Goodwill, net                                                                       24,134,357           29,816,694
    Receivables from officers                                                            2,285,519            2,211,017
    Other long-term assets                                                               2,818,843            3,065,661
                                                                                       -----------          -----------
                  Total other assets                                                    29,238,719           35,093,372
                                                                                       -----------          -----------
                                                                                       $60,799,339          $73,910,966
                                                                                       -----------          -----------
                                                                                       -----------          -----------

  The accompanying notes are an integral part of these consolidated financial statements

                  TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                        LIABILITIES AND SHAREHOLDERS' EQUITY                                      March 31,        September 30,
                                                                                                    1998               1998
                                                                                                    ----               ----
                                                                                                                    (unaudited)
CURRENT LIABILITIES:
    Current maturities of long-term debt                                                        $     48,589       $     20,334
    Accounts payable                                                                               3,661,530          3,462,035
    Accrued expenses-
       Income taxes                                                                                2,513,956          1,178,079
       Commissions                                                                                   693,295            412,312
       Payroll                                                                                     1,097,314          2,081,425
       Amounts due to former shareholders of acquired subsidiaries                                         -          2,340,000
       Other                                                                                       2,463,295          2,550,837
    Deferred revenue                                                                                 997,433            863,056
                                                                                                 -----------        -----------
                  Total current liabilities                                                       11,475,412         12,908,078
                                                                                                 -----------        -----------

LONG-TERM LIABILITIES:
    Notes payable to bank                                                                         12,988,616         20,618,258
    Other                                                                                            769,119            540,256
                                                                                                 -----------        -----------
                  Total long-term liabilities                                                     13,757,735         21,158,514
                                                                                                 -----------        -----------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARY                                                                    1,141,333            859,713

SHAREHOLDERS' EQUITY:
    Common stock, no par value; 22,500,000 shares authorized; 7,932,185 and 8,032,818
       shares issued and outstanding at March 31 and September 30, 1998, respectively             35,053,113         35,137,567
    Class C Exchangeable common stock of subsidiary, no par value; unlimited shares authorized; 737,112 shares issued and outstanding at March 31 and September 30,
       1998, respectively                                                                          4,641,110          4,641,110
    Common stock issuable                                                                                  -          1,500,000

    Accumulated deficit                                                                           (5,228,678)        (2,291,882)
    Other                                                                                            (40,686)            (2,134)
                                                                                                 -----------        -----------
                  Total shareholders' equity                                                      34,424,859         38,984,661
                                                                                                 -----------        -----------
                                                                                                $ 60,799,339       $ 73,910,966
                                                                                                 -----------        -----------
                                                                                                 -----------        -----------

   The accompanying notes are an integral part of these consolidated financial statements

                  TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED SEPTEMBR 30, 1997 AND 1998
                                   (Unaudited)

                                                                                 1997                 1998
                                                                              ----------            -------
NET SALES                                                                    $12,423,470           $20,905,840

COST OF GOODS SOLD                                                             5,255,350            10,152,533
                                                                             -----------           -----------
                  Gross profit                                                 7,168,120            10,753,307
                                                                             -----------           -----------
OPERATING EXPENSES:
    Sales and marketing                                                        2,959,300             3,733,126
    Research and development                                                   1,220,548             1,850,757
    General and administrative                                                   940,048             1,545,402
    Amortization of goodwill                                                     140,400               587,822
                                                                             -----------           -----------
                  Income from operations                                       1,907,824             3,036,200
                                                                             -----------           -----------
OTHER INCOME (EXPENSES):
    Interest, net                                                                (24,410)             (364,904)
    Earnings in foreign joint venture                                             36,412                29,269
    Other income, net                                                              6,680                36,710
                                                                             -----------           -----------
                  Income before income taxes and
                     minority interest                                         1,926,506             2,737,275

PROVISION FOR INCOME TAXES                                                       837,000             1,177,000
                                                                             -----------           -----------
                  Income before minority interest                              1,089,506             1,560,275

MINORITY INTEREST IN (INCOME) LOSS OF SUBSIDIARY                                  (1,624)              164,853
                                                                             -----------           -----------
                  Net income                                                 $ 1,087,882           $ 1,725,128
                                                                             -----------           -----------
                                                                             -----------           -----------

BASIC NET INCOME PER SHARE                                                   $      0.16           $      0.21
                                                                             -----------           -----------
                                                                             -----------           -----------
DILUTED NET INCOME PER SHARE                                                 $      0.14           $      0.20
                                                                             -----------           -----------
                                                                             -----------           -----------

Weighted average number of common and common
   equivalent shares outstanding:
       Basic shares                                                            6,916,000             8,033,000
       Plus dilutive effect of stock options and Class
         C Exchangeable common stock of subsidiary                               962,000               792,000
                                                                             -----------           -----------
       Diluted shares                                                          7,878,000             8,825,000
                                                                             -----------           -----------
                                                                             -----------           -----------

   The accompanying notes are an integral part of these consolidated financial statements.

                  TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                                   (Unaudited)

                                                                                1997                   1998
                                                                              ----------            ----------
NET SALES                                                                    $24,910,858           $37,832,077

COST OF GOODS SOLD                                                            10,910,759            18,125,405
                                                                             -----------           -----------
                  Gross profit                                                14,000,099            19,706,672
                                                                             -----------           -----------
OPERATING EXPENSES:
    Sales and marketing                                                        6,009,795             7,161,690
    Research and development                                                   2,478,525             3,424,742
    General and administrative                                                 2,041,207             2,845,991
    Amortization of goodwill                                                     280,800             1,144,743
                                                                             -----------           -----------
                  Income from operations                                       3,189,772             5,129,506
                                                                             -----------           -----------
OTHER INCOME (EXPENSES):
    Interest, net                                                                (66,240)             (589,417)
    Earnings in foreign joint venture                                             45,289                92,355
    Other income (expense), net                                                    5,700                43,732
                                                                             -----------           -----------

                  Income before income taxes and
                     minority interest                                         3,174,521             4,676,176

PROVISION FOR INCOME TAXES                                                     1,372,000             2,021,000
                                                                             -----------           -----------

                  Income before minority interest                              1,802,521             2,655,176

MINORITY INTEREST IN LOSS OF SUBSIDIARY                                          133,899               281,620
                                                                             -----------           -----------
                  Net income                                                 $ 1,936,420           $ 2,936,796
                                                                             -----------           -----------
                                                                             -----------           -----------

BASIC NET INCOME PER SHARE                                                   $      0.28           $      0.37
                                                                             -----------           -----------
                                                                             -----------           -----------
DILUTED NET INCOME PER SHARE                                                 $      0.25           $      0.33
                                                                             -----------           -----------
                                                                             -----------           -----------
Weighted average number of common and common
   equivalent shares outstanding:
       Basic shares                                                            6,916,000             8,006,000
       Plus dilutive effect of stock options and Class
         C Exchangeable common stock of subsidiary                               932,000               842,000
                                                                             -----------           -----------
       Diluted shares                                                          7,848,000             8,848,000
                                                                             -----------           -----------
                                                                             -----------           -----------

   The accompanying notes are an integral part of these consolidated financial statements.

                  TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                                   (Unaudited)

                                                                                 1997                    1998
                                                                             -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income for the period                                                $ 1,936,420           $ 2,936,796
    Adjustments to reconcile net income to net cash provided
       by (used in) operating activities-
          Minority interest in loss of subsidiary                               (133,899)             (281,620)
          Depreciation and amortization                                          686,810             1,885,187
          Earnings in foreign joint venture                                      (45,289)              (92,355)
          Changes in operating assets and liabilities-
             Trade receivables                                                  (334,090)           (1,034,285)
             Inventory                                                          (985,081)           (1,656,138)
             Prepaid expenses and other assets                                  (279,329)             (522,337)
             Accounts payable, accrued expenses and other
                 liabilities                                                     844,103            (2,287,421)
             Deferred revenue                                                     71,511              (134,377)
                                                                             -----------           -----------
                  Net cash provided by (used in) operating
                     activities                                                1,761,156            (1,186,550)
                                                                             -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash paid for businesses acquired, net and other acquisition
       costs                                                                    (105,388)           (5,761,661)
    Purchases of property and equipment                                         (682,946)           (1,081,823)
    Proceeds from disposal of asset held for sale                              2,147,499                     -
    Purchases of other assets                                                   (398,032)             (363,661)
                                                                             -----------           -----------
                  Net cash provided by (used in) investing
                     activities                                                  961,133            (7,207,145)
                                                                             -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (decrease) increase in notes payable to bank                            (986,603)            8,129,642
    Payments on long-term debt and notes payable                                (382,284)             (528,255)
    Proceeds from sale of common stock of subsidiary                                   -               114,639
    Payment of offering costs                                                   (379,463)                    -
                                                                             -----------           -----------
                  Net cash (used in) provided by financing
                     activities                                               (1,748,350)            7,716,026
                                                                             -----------           -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 973,939              (677,669)

CASH AND CASH EQUIVALENTS, beginning of period                                   221,967             1,882,735
                                                                             -----------           -----------
CASH AND CASH EQUIVALENTS, end of period                                     $ 1,195,906           $ 1,205,066
                                                                             -----------           -----------
                                                                             -----------           -----------
SUPPLEMENTAL DISCLOSURE:
    Cash paid during the period for-
       Income taxes                                                          $   355,000           $ 2,717,000
       Interest                                                                  113,631               670,000
                                                                             -----------           -----------
                                                                             -----------           -----------
NONCASH INVESTING AND FINANCING ACTIVITIES:
    Note receivable from shareholder in connection with disposal of
       asset held for sale                                                   $ 2,000,000           $         -
    Common stock issuable as earnout payment to former shareholders
       of Computer Dynamics, Inc. (Note 3)                                             -             1,500,000
                                                                             -----------           -----------
                                                                             -----------           -----------

   The accompanying notes are an integral part of these consolidated financial statements.

                  TOTAL CONTROL PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30,1998
                                   (Unaudited)

NOTE 1

The consolidated financial information herein is unaudited, other than the Consolidated Balance Sheet information as of March 31, 1998, which is derived from the Company's audited financial statements.

In the opinion of the Company, the accompanying interim consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1998, the results of operations for the three and six months ended September 30, 1998 and 1997 and changes in cash flows for the six months ended September 30, 1998 and 1997.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 1998 annual report on Form 10-K filed with the Securities and Exchange Commission.

The results for the quarter and the six months ended September 30, 1998, are not necessarily indicative of the results to be expected for the entire year.

NOTE 2

On June 5, 1998, the Company acquired substantially all of the net operating assets of the Deeco Systems (Deeco) division of Lucas Automation and Control Engineering, Inc., a designer and manufacturer of flat panel factory automation products. The consideration paid by the Company in conjunction with the acquisition consisted of $5.5 million cash funded by the Company's existing line of credit facility. The Company accounted for this transaction as a purchase and the excess of purchase price over the fair value of identified net assets acquired of approximately $2.8 million has been recorded as goodwill and is being amortized over seventeen years from the date of acquisition.

Additionally, the Company is obligated to pay an earn-out of up to $2 million if certain financial targets are attained for the twelve-month period ending January 31, 1999.

As a result of this transaction, the Company's bank amended the covenants related to the Company's existing line of credit agreement. The Company was in compliance with these covenants as of September 30, 1998.

As part of this transaction, the Company created a wholly owned subsidiary, Deeco Systems, Inc.

At the date of acquisition, the Company announced its plans to close the Deeco facility and merge its operations into the operations of Computer Dynamics, Inc. (CDI), at the Company's Greenville, South Carolina, facility. All non-sales employees will be relocated or terminated. The Company expects to exit this activity during fiscal 1999. The Company expects to incur relocation and severance costs of approximately $660,000 and facility related costs of approximately $250,000 as the costs to exit this activity and involuntarily terminate employees. The majority of these relocation and severance costs will be paid in the quarter ending December 31, 1998. These costs were accrued for as payroll related accruals and other accrued expenses and included as a component of purchase price and captured as a portion of total goodwill recorded related to this transaction in accordance with EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination".

NOTE 3

Under the terms of the Taylor acquisition, the Company was obligated to make payments of contingent consideration based on revenue attainment of its Taylor subsidiary. The initial contingent payment period ended on September 30, 1997, for which the contingent consideration paid was approximately $1.1 million. The final contingent payment period ended on September 30, 1998, and the Company estimates contingent consideration for that period to be approximately $1 million. The Company has recorded this estimate of the contingent consideration obligation as additional goodwill at September 30, 1998 and this goodwill will be amortized over the remaining useful life of the goodwill of five years. In the accompanying consolidated balance sheet, the Company has offset interest payments due the Company from Neil R. Taylor, the former principal shareholder of Taylor Industrial Software, Inc. (Taylor) and a member of the Company's board of directors, against a portion of the contingent consideration due.

Under the terms of the CDI transaction, the Company may be obligated to make payments of contingent consideration based on the year over year growth in earnings of its CDI subsidiary for five years from the date of acquisition. The agreement calls for such contingent consideration to be paid 50% in cash and 50% in common stock of the Company. The first contingent payment period ended on September 30, 1998, for which the Company estimates the contingent consideration to total $3 million. The Company has recorded the portion of the contingent consideration payable in common stock of the Company as Common Stock Issuable. Based on the estimated value of the contingent consideration, the Company will issue approximately 230,000 shares of common stock related to this payment. The Company has recorded this contingent consideration obligation as additional goodwill in the accompanying consolidated balance sheet at September 30, 1998 and this goodwill will be amortized over the remaining useful life of the goodwill of 16 years.

NOTE 4

During the quarter ended September 30, 1998, the Company extended its line of credit agreements with a bank. As amended, the agreements expire July 31, 2000. All other terms of the line of credit agreements remained substantially the same.

Subsequent to September 30, 1998, the Company entered into a $500,000 installment note agreement with a bank. The note calls for monthly principal and interest payments of $9,842 from October 31, 1998 through March 31, 2004. The note bears interest at 6.75% and is secured by the general business assets of the Company.

NOTE 5

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income." This statement defines comprehensive income as net income plus non-owner changes in equity. Comprehensive income for the three and six months ended September 30, 1997 and 1998, is as follows:

                                            Six Months Ended                          Three Months Ended
                                            ----------------                          ------------------
                                         1997                1998                  1997                1998
                                         ----                ----                  ----                ----
Net income                           $ 1,936,420           $ 2,936,796          $ 1,087,882           $ 1,725,128
Non-owner changes in equity              (18,575)               38,552              (15,518)               31,728
                                    ------------          ------------         ------------          ------------
Comprehensive income                 $ 1,917,845           $ 2,975,348          $ 1,072,364           $ 1,756,856
                                    ------------          ------------         ------------          ------------
                                    ------------          ------------         ------------          ------------

NOTE 6

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

The Company's net sales include revenues from sales of products, software license fees, software maintenance and services. The Company's principal operator interface product line, QuickPanel, accounted for 64.0% and 37.8% of net sales for the six months ended September 30, 1997 and 1998, respectively.

A key element of the Company's strategy has been to expand the breadth of its factory floor automation products offered through its distributor network in order to provide innovative solutions for automation to end users. In September 1996, the Company acquired a controlling interest in Taylor Industrial Software, Inc. (Taylor), an Edmonton, Alberta-based developer of PC-control software, client/server program management software, graphical operator interface software and PLC configuration and support software. In October 1997, the Company acquired substantially all of the net assets of Computer Dynamics, Inc. (CDI), a South Carolina-based manufacturer of industrial computers. On December 31, 1997, the Company acquired substantially all of the net assets of SensorPulse Corp. (SensorPulse), a Massachusetts-based designer and developer of industrial signal conditioning products and networked input/output (I/O) devices. In June 1998, the Company acquired the net assets of the Deeco Systems (Deeco) division of Lucas Automation and Control Engineering, Inc., a designer and manufacturer of flat panel factory automation products. These acquisitions expanded the Company's product line, allowing it to capitalize on the growing trends towards interoperable technology products, and gave the Company a platform from which to develop new products incorporating these new technologies into the Company's traditional products.

All of these acquisitions (including the Company's acquisition of Cincinnati Dynacomp, Inc. (Cincinnati) in January 1996) were accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16. In connection with the Company's acquisitions, the Company has recorded approximately $32.6 million of goodwill (which will be increased in the event any future contingent consideration is paid), which is being amortized on a straight-line basis over periods ranging from 7 to 17 years.

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

As a part of the initial phase of the Company's Year 2000 compliance program, the Company conducted a comprehensive internal review of its computer systems and products to identify the systems that could be affected by the Year 2000 problem, including both "information technology" systems (such as software that processes financial and other information) and non-information technology (such as micro-processors embedded in the Company's products). The Company is in the process of completing the final phase of its Year 2000 compliance program, which involves (1) the implementation of its existing remediation plan to resolve the Company's internal Year 2000 issues, (2) the identification of any potential Year 2000 issues with the Company's material vendors and suppliers, and (3) the testing of potentially affected Company product for Year 2000 compliance and communication of results to customers. The Company expects to be completed with the implementation of its remediation plan by March 31, 1998.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

NET SALES. Net sales increased 68% to $20.9 million for the three-month period ended September 30, 1998 compared to $12.4 million for the three month period ended September 30, 1997. This increase resulted primarily from growth in the Company's industrial computer and flat panel monitor product line related to the CDI and Deeco acquisitions.

GROSS PROFIT. Cost of goods sold consists primarily of expenses for components and subassemblies, subcontracted labor, direct labor and manufacturing overhead. Gross profit increased 50% to $10.8 million for the three months ended September 30, 1998 from $7.2 million for the three months ended September 30, 1997. Gross margin decreased to 51.4% for the three months ended September 30, 1998 from 57.7% for the three months ended September 30, 1997. This decrease reflects a shift in total revenue from higher margin operator interface and software products to lower margin industrial computer and flat panel monitor products sold primarily through CDI and Deeco.

SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel costs, sales commissions paid to the Company's independent sales representatives, advertising, product literature, trade shows, distributor promotions and depreciation on equipment used for sales related activities. Sales and marketing expenses increased 26% to $3.7 million for the three months ended September 30, 1998 from $3.0 million for the three months ended September 30, 1997. Approximately $900,000 of the increase related to the operations of CDI, Deeco and SensorPulse. Additionally, the Company's transition from independent sales representatives to an increase in employees in its field sales force resulted in an increase in payroll and related costs of approximately $200,000 offset by a reduction in independent sales representative sales commissions of approximately $300,000 and marketing related costs of approximately $100,000.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs, engineering supplies, development equipment, depreciation and overhead costs. Research and development expenses increased 52% to $1.9 million for the three months ended September 30, 1998 from $1.2 million for the three months ended September 30, 1997. The increase resulted primarily from increased costs related to CDI, Deeco and SensorPulse acquisitions offset by savings from consolidating existing software development at the Company's Edmonton facility of approximately $65,000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel costs related to finance, information systems, and general management functions, as well as professional fees related to legal, audit and tax services. General and administrative expenses increased 64% to $1.5 million for the three months ended September 30, 1998 from $940,000 for the three months ended September 30, 1997. Approximately $700,000 of the increase related to the acquisitions of CDI, Deeco and SensorPulse offset by savings primarily related to the Company's restructuring charge in March 1998.

AMORTIZATION OF GOODWILL. Amortization of goodwill relates to the Cincinnati, Taylor, CDI, SensorPulse and Deeco acquisitions, which are being amortized over seven to seventeen years from the date of acquisition. Amortization expense increased to $588,000 for the three months ended September 30, 1998 from $140,000 for the three months ended September 30, 1997 due to an increase in total Taylor goodwill related to the $1.1 million earn-out payment to the former Taylor shareholders in fiscal 1998 and the approximately $2.5 million increase related to the sale of the Company's labor scheduling product line in September 1997. The remaining increase related to the inclusion of CDI, SensorPulse and Deeco for the three months ended September 30, 1998. Under the terms of the Taylor and CDI acquisitions, the Company may be obligated to pay contingent consideration. For the year ended September 30, 1998, the Company will pay approximately $1 million to the former shareholders of Taylor and approximately $3 million (50% in cash and 50% in common stock of the Company) to the former shareholders of CDI. These payments will increase goodwill and be amortized over the remaining useful lives of the related goodwill.

INTEREST EXPENSE AND OTHER, NET. Interest expense and other, net was a net expense of approximately $300,000 for the three months ended September 30, 1998 from net income of $19,000 for the three months ended September 30, 1997. The increase in expense primarily related to an increase in average debt outstanding as debt was used to finance all or part of the CDI, Deeco and SensorPulse acquisitions.

PROVISION FOR INCOME TAXES. Provision for income taxes increased to $1.2 million for the three months ended September 30, 1998 from $837,000 for the three months ended September 30, 1997. The effective tax rate for the three-month periods ended September 30, 1998 and 1997, was 43%.

MINORITY INTEREST IN LOSS OF SUBSIDIARY. A minority interest representing Digital Electronic's 38.5% share (39% for the three month period ended September 30, 1997) of the net income or loss of Taylor is recorded on the Company's statements of operations. The Company's ownership of Taylor Class A Shares increased an additional 0.5% effective September 30, 1998, based on the estimated amount of contingent consideration paid by the Company in connection with the acquisition. The minority interest benefit of $(1,600) and $165,000 for the three months ended September 30, 1997 and 1998, respectively, represents the minority interest share of the (income) loss recorded by Taylor during the period.

SIX MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

NET SALES. Net sales increased 52% to $37.8 million for the six-month period ended September 30, 1998 compared to $24.9 million for the six-month period ended September 30, 1997. This increase resulted primarily from growth in the Company's industrial computer and flat panel monitor product line related to the CDI (acquired October 1997) and Deeco (acquired June 1998) acquisitions.

GROSS PROFIT. Gross profit increased 41% to $19.7 million for the six months ended September 30, 1998 from $14.0 million for the six months ended
September 30, 1997. Gross margin decreased to 52.1% for the six months ended September 30, 1998 from 56.2% for the six months ended September 30, 1997. This decrease primarily relates to a shift in total revenue from higher margin operator interface and software products to lower margin industrial computer and flat panel monitor products sold primarily through CDI and Deeco.

SALES AND MARKETING. Sales and marketing expenses increased 19% to $7.2 million for the six months ended September 30, 1998 from $6.0 million for the six months ended September 30, 1997. Approximately $1.4 million of the increase related to the operations of CDI, Deeco and SensorPulse. Additionally, the Company's transition from independent sales representatives to an increase in employees in its field sales force resulted in an increase in payroll and related costs of approximately $550,000 offset by a reduction in independent sales representative sales commissions of approximately $650,000 and marketing related costs of approximately $100,000.

RESEARCH AND DEVELOPMENT. Research and development expenses increased 38% to $3.4 million for the six months ended September 30, 1998 from $2.5 million for the six months ended September 30, 1997. The increase resulted primarily from increased costs related to CDI, Deeco and SensorPulse acquisitions offset by savings from consolidating existing software development at that Company's Edmonton facility of approximately $170,000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 39% to $2.8 million for the six months ended September 30, 1998 from $2.0 million for the six months ended September 30, 1997. Approximately $1.1 million of the increase related to the acquisitions of CDI, Deeco and SensorPulse offset by savings primarily related to the Company's restructuring charge in March 1998 and the timing of payment of certain professional fees primarily related to the Company's income tax filings.

AMORTIZATION OF GOODWILL. Amortization expense increased to $1.1 million for the six months ended September 30, 1998 from $281,000 for the six months ended September 30, 1997 due to an increase in total Taylor goodwill related to the $1.1 million earn-out payment to the former Taylor shareholders in fiscal 1998 and the approximately $2.5 million increase related to the sale of the Company's labor scheduling product line in September 1997. The remaining increase related to the inclusion of CDI, SensorPulse and Deeco for the six months ended September 30, 1998.

INTEREST EXPENSE AND OTHER, NET. Interest expense and other, net was a net expense of approximately $450,000 for the six months ended September 30, 1998 and increased from net expense of $15,000 for the six months ended September 30, 1997. The increase in expense primarily related to an increase in average debt outstanding as debt was used to finance all or part of the CDI, Deeco and SensorPulse acquisitions.

PROVISION FOR INCOME TAXES. Provision for income taxes increased to $2.0 million for the six months ended September 30, 1998 from $1.4 million for the six months ended September 30, 1997. The effective tax rate for the six-month periods ended September 30, 1998 and 1997 was 43%.

MINORITY INTEREST IN LOSS OF SUBSIDIARY. The minority interest benefit of $282,000 and $134,000 recorded for the six months ended September 30, 1998 and 1997, respectively, represents the minority interest share of the loss recorded by Taylor during the period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has bank lines of credit aggregating $19.0 million. The amount that the Company is entitled to borrow under such lines of credit is based on 80.0% to 85.0% of eligible trade accounts receivable and 50.0% of eligible inventory, up to $8.0 million, of its respective operations. Based on this formula, the Company would have had approximately $8.4 million and $1.6 million of available borrowings under its lines of credit at March 31 and September 30, 1998, respectively. All funds advanced pursuant to the lines of credit are secured by substantially all of the assets of the Company, and such lines of credit expire July 31, 2000. The interest rate on borrowings under the lines of credit varies based on certain financial ratios from LIBOR plus 1.5% to LIBOR plus 2%, or in the case of a $1.0 million line of credit related to Taylor, the bank's prime lending rate.

     In connection with the acquisition of CDI, the Company also borrowed $4.0 million pursuant to a term note with its bank. Interest is calculated at the bank's prime rate and is payable monthly. Principal of $250,000 is paid quarterly, and commencing September 30, 1998, all cash flow in excess of the debt service coverage, as defined, shall be applied to pay down the outstanding principal balance on the note. The note is secured by substantially all of the Company's assets.

     Subsequent to September 30, 1998, the Company executed a $500,000 installment note agreement with a bank. The note calls for monthly principal and interest payments of $9,842 from October 31, 1998 through March 31, 2004. The note bears interest at 6.75% and is secured by the general business assets of the Company.

     Cash provided by (used in) operating activities was $1,761,000 and $(1,187,000) for the six months ended September 30, 1997 and 1998, respectively. In 1997 the Company's cash flow from operations related primarily to income for the period, non-cash charges for depreciation amortization and growth in payables and accruals combined with reductions in accounts receivable and inventory balances during the period. In 1998, the Company experienced increased income and non-cash charges for depreciation and amortization offset by increases in accounts receivable, inventory and prepaid and other expenses and reductions in accounts payable, accrued expenses and deferred revenue.

     Net cash provided by (used in) investing activities totaled $961,000 and $(7,207,000) for the six months ended September 30, 1997 and 1998, respectively. In 1997, cash was generated from the sale of the Company's production scheduling software product line (TESS), offset by purchases of property and equipment and other assets. In 1998, the activities consisted primarily of the purchase of the net assets of Deeco, amounts paid to third parties for new product development and purchases of property and equipment.

     Net cash (used in) provided by financing activities totaled $(1,748,000) and $7,716,000 for the six months ended September 30, 1997 and 1998, respectively. In 1997, the cash generated from the sale of TESS was used to pay down a portion of outstanding debt. Also, the Company continued to pay certain amounts related to the Company's initial public offering in March of 1997. In 1998, the activities consisted of borrowings to finance the Company's acquisition of Deeco and the sale of common stock through the Company's stock option and employee stock purchase plans, offset by payments made on debt primarily related to the acquisition of CDI.

     See the Company's Annual Report on Form 10-K for a discussion of payments of contingent consideration under the terms of the Cincinnati, Taylor, CDI, SensorPulse and Deeco Transactions which the Company may become obligated to pay.

     Management believes funds generated from operations and borrowings available under the existing bank credit facilities or replacement facilities will be sufficient to finance the Company's operations at least through the end of fiscal 1999. Specifically, as noted previously, the Company is obligated to pay approximately $2.3 million in earn-out payments during the quarter ending December 31, 1998. It is management's expectation that it will be able to fund these expenditures through additional financing with the Company's bank. In the event the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially, and there can be no assurance that additional capital will be available on terms acceptable to the Company, if at all.

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

On May 7, 1997, Joslyn filed a complaint against Tara, the Company and Tara's predecessors, Cincinnati Electrosystems Inc., and Cincinnati Dynacomp, Inc., in the Supreme Court for Monroe County, New York, alleging substantially the same facts against those defendants as it did against Wesco in the counterclaim. In response to Joslyn's complaint, the defendant's filed a motion for summary judgement which was granted in part and denied in part. With respect to such matters that it was unsuccessful, the Company filed a response on January 19, 1998. On September 24, 1998, the Court set a deadline of December 31, 1998 to complete written discovery, and March 31, 1999 to complete depositions. The Company believes that it and the other defendants have meritorious defenses, and the Company intends to vigorously defend this action. There can be no assurance, however, that the defendants will prevail in this action. If the defendants do not prevail, or if they settle the action, the Company could be required to make payments to Joslyn. The Company does not, however, believe that any such payments, if required to be made, would have a material adverse effect on the Company's financial condition or results of operations.

The Company is not involved in any other material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                    EXHIBIT LIST

          (a) Exhibits

Number    Exhibit
3.1(a)    Amendment No.  1 to the Company's Amended and Restated Articles of
          Incorporation.

10.1      Amendment No. 2 to the Company's 1996 Employee Stock Option Plan.

10.2 Loan and Security Agreement, dated July 15, 1998, between the Company and American National Bank & Trust Company of Chicago.

10.3      $18,000,000 Secured Promissory Note of the Company, dated July 15,
          1998, payable to American National Bank & Trust Company of Chicago.

10.4      $1,000,000 Secured Promissory Note of Taylor Industrial Software,
          Inc., dated July 15, 1998, payable to American National Bank & Trust
          Company of Chicago.

10.5      $500,000.00 Secured Installment Note of the Company, dated October 1,
          1998, payable to American National Bank & Trust Company of Chicago.

10.6      $500,000 Secured Promissory Note of Controls Automation Technology
          Systems, Inc., a Missouri corporation, payable to the Company.

11.1 Statement regarding computation of per share earnings

27.1      Financial Data Schedule (EDGAR version only)

         (b). Reports on Form 8-K filed for the quarter ended September 30, 1998:

              None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          TOTAL CONTROL PRODUCTS, INC..
                                  (Registrant)

                           By: /s/ Nicholas T. Gihl
                               -----------------------------
                               Nicholas T. Gihl
                               Chairman and Chief Executive Officer
                               (Principal Executive Officer)

                           By: /s/ Peter A. Nicholson
                               ------------------------------
                               Peter A. Nicholson
                               Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Date:    November 16, 1998